Form 10KSB
period 1996-12-31
ADVANCED ELECTRONIC SUPPORT PRODUCTS INC
filed 1997-04-01
CIK 1026744

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-21889

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)


          Florida                                       59-2327-381
------------------------------               -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


1801 N.E. 144th STREET, NORTH MIAMI, FLORIDA                33181
--------------------------------------------                -----
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code     (305) 944-7710
                                                       --------------

Securities registered under Section 12(b) of the Exchange Act:


    Title of each class              Name of each exchange on which registered

                  COMMON STOCK
                  ------------
   REDEEMABLE COMMON STOCK PURCHASE WARRANTS            CHICAGO STOCK EXCHANGE
   -----------------------------------------            ----------------------

         Securities registered under Section 12(g) of the Exchange Act:


                                  COMMON STOCK
                                  ------------
                    REDEEMABLE COMMON STOCK PURCHASE WARRANTS
                    -----------------------------------------
                                (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [ ]         No [X]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for the fiscal year ended December 31, 1996 was $13,707,642.

The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing bid price of the registrant's common stock, $.001 par value per share (the "Common Stock"), as of March 20, 1997 of $6.50 per share) is approximately $5,980.000.

The number of shares outstanding of the registrant's Common Stock, as of March 20, 1997, is 1,732,500.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits listed in Part III of this Annual Report on Form 10-KSB are incorporated by reference from prior filings made by the registrant under the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act").

Transitional Small Business Disclosure Format (Check one):

                                          Yes [ ]             No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(A)      OVERVIEW

         Advanced Electronic Support Products, Inc. (the "Company" or the "Registrant") designs, manufactures, markets and distributes computer connectivity and networking products nationally and internationally. The Company is a Florida corporation incorporated in 1983. The Company is headquartered in North Miami, Florida and has warehouse facilities in North Miami and South San Francisco, California. Through AESP Computerzubehor GmbH, a German company established in 1987 ("AESP Germany"), and Advanced Electronic Supports Products Computertillbehor i Sweden Aktiebolag, a Swedish company established in 1988 ("AESP Sweden"), both wholly-owned subsidiaries of the Company, the Company also has sales offices and warehouses in Sulzemoos, Germany and Tierp, Sweden.

         Until 1990, the Company primarily offered connectivity products for use with Apple computers. In 1991, the Company expanded its product base to include PC connectivity and general networking products. Since 1993, the Company has experienced significant sales growth in the United States, and, through AESP Germany and AESP Sweden, significant sales growth in Europe. In 1995, the Company began warehousing products in Germany to accommodate its growing product line and to better serve its expanding base of European customers, including those in Eastern Europe.

         In February 1997, the Company completed an initial public offering of its common stock and redeemable common stock purchase warrants pursuant to which it raised net proceeds of approximately $4,862,000 both from the initial public offering and from the exercise of the underwriters' over-allotment option. The net proceeds of the offering have been and will be used for repayment of indebtedness, the opening of new sales offices, product development and design, increasing inventory to support customer requirements, increasing the sales force, implementing the international manufacturing standard "ISO 9000", advertising and marketing, and working capital and general corporate purposes.

(B) BUSINESS OF ISSUER

GENERAL

         The Company designs, manufactures, markets and distributes computer connectivity and networking products nationally and internationally. The Company currently offers a broad range of products to its customers, including computer cables, connectors, installation products, data sharing devices, and fiber optic cables, as well as a complete selection of networking products, such as networking interface cards, hubs, transceivers, and repeaters for different networking topologies. The Company contracts with various manufacturers to manufacture and assemble the Company's products using designs and manufacturing specifications (including quality control) provided by the Company. The Company's products are manufactured from its own designs as well as from standard industry designs. The Company also assembles a very small percentage of its products at the

Company's North Miami Beach facility. The Company's manufacturers are located primarily in the Far East, allowing the Company to obtain competitive pricing for its products due to comparatively lower labor costs in the production of its products. The Company offers its products to a broad range of both original equipment manufacturers ("OEM") customers and retailers (such as computer superstores and dealers, and mail order customers) in North America, Latin America, Eastern and Western Europe, and Japan. The Company generally does not offer its products to end users.

THE COMPUTER CONNECTIVITY INDUSTRY AND COMPETITION

         The growth of computer sales over the past five years has increased the need for components and devices which connect computers with computer peripherals and other computer-related equipment. Companies which currently service this growing computer connectivity market fall into three categories: manufacturers, distributors, retailers and catalog houses. Catalog houses sell directly to end-users by mass mailing catalogs. Retailers sell to end-users from retail stores. Often retailers have multiple locations. Manufacturers and distributors, such as the Company, service both the retailers and catalog houses.

         Due to the high volume and labor intensive nature of manufacturing computer connectivity products, most of these products are manufactured outside the United States in such countries as Taiwan, the Peoples' Republic of China, Hong Kong, Malaysia and Korea.

         Currently, distributors of computer connectivity products range in size, with the largest companies reporting in the range of $50 million in annual net sales and the smaller distributors reporting little more than $1-3 million in annual net sales. These small distributors predominate the computer connectivity industry, and are largely fragmented throughout the different sectors of the computer connectivity industry. Some of these distributors have greater assets and possess greater financial and personnel resources than those of the Company. With $13.7 million in revenues in 1996, the Company is among the group of distributors whose annual sales are between $50 million and $1-3 million. In general, the Company has competed with its competitors by providing quality products, competitive prices and a broad range of services. The Company seeks to adhere to this approach in competing with its competitors in the future. In particular, the Company plans to improve its competitive position within the industry by expanding its product lines and developing new products, entering new markets with competitive prices by enlarging its distribution networks, and broadening the services it provides to its customers.

PRODUCTS AND SERVICES

         The Company's products fall into four product categories: connectivity, networking, audio/video, and accessories. Connectivity products generally include cable assembles, adaptors, connectors, installation products, and data-sharing devices. Connectivity products can be characterized as products which connect a computer, for example, to other external hardware, such as a printer. Networking products include, for example, interface cards, hubs, transceivers, and repeaters for different networking topologies. Networking products can be described as products which connect a computer, for example, to another computer or to a network server. Audio/video products include connectivity-type products for multimedia applications. Audio/video products connect audio and video output to homes and businesses. Accessories include tools, testers, and surge protectors. Accessories are used across all three other product lines.

         Part of the Company's success to date has resulted from expanding the variety of the products it offers through its diversification into, and management of, these four product categories. By diversifying among these four product categories, the Company has expanded its product lines as well as the total number of its products offered within those lines allowing it to enter new markets and increase gross sales. Another important element to the Company's success is product management which includes overseeing the production and assembly of the Company's products as well as keeping in touch with new types of products being produced by the industry as a whole.

         The Company is constantly upgrading its product lines in an effort to meet changing customer demand. In the first quarter of 1996, the Company produced a new comprehensive, reference-style catalog, which includes over 1000 of the Company's products. During the same quarter, the Company also improved the packaging of its products. The Company is currently working with an outside advertising agency to improve the Company's brand name recognition.


         In addition to offering a large variety of products, the Company also offers numerous services to its customers. These services include, but are not limited to: stock rotation (where the customer can return unsold products for credit towards purchases of new products); price protection (where the customer is entitled to receive a lower price if another customer receives a lower price on the same product); enhanced packaging; custom packaging; technical and design support (where the customer receives advise from the Company on which product or design specification is appropriate for a particular situation); assembly support (where customers rely on the Company to assemble the component parts the customer traditionally had done itself); training (where the customer receives training from the Company on the different capabilities and applications of the Company's products); extended warranties; merchandising/display programs and quality control. These value-added services assist the Company's customers, providing what the Company believes is a competitive advantage.

MANUFACTURING AND SUPPLIERS

         All of the Company's products are manufactured according to the Company's design specifications. Specifically, those specifications are derived from the Company's designs or from standard industry designs, which the Company also employs. Products which the Company designs are custom designs where often the customer provides the specifications (usually with the Company's assistance). OEM products are generally custom designed. The Company also provides products, such as bulk cable products, from standard industry designs where the Company is, for the most part, not involved in the design process. Retail products are generally derived from standard industry designs. The Company contracts with suppliers to manufacture its products using one of two methods. With the first method, the Company works with a primary manufacturer (a/k/a an assembler) in directing this manufacturer to various other manufacturers (with whom the Company also works) in order to obtain the numerous component parts which the primary manufacturer uses in assembling a particular product or product line. With the second method, the Company works solely with a primary manufacturer of a product or product line and does not assist that manufacturer in identifying the various other manufacturers (a/k/a suppliers) for its component parts. Under either method, the primary manufacturer is responsible for assembling the product, which assembly procedure following the Company's specifications is generally uniform throughout the various primary manufacturers for each product. For example, the assembly of molded cables consists of several uniform procedures which can be summarized as follows: (a) the cable is prepared by cutting, removing the PVC jacket and stripping the connectors, (b) the connectors on either end of the cable are then soldered to their respective connector type, (c) the soldered connectors are then molded using injection molding, (d) a shield is then placed on top of the first mold, (e) a final mold is then applied along with a shield foil protecting the connectors, and (f) the cable is packaged and shipped. The above process can be modified depending upon the Company's final product specifications and requirements.

         The manufacturers used by the Company are located primarily in Taiwan, Korea and the Peoples Republic of China, although the Company also uses manufacturers in Europe and the United States.

         For the production of each specific type of retail product, the Company usually maintains an on-going relationship with several suppliers to guard against the possibility of problems with one supplier adversely impacting the Company's business. For the production of OEM products, the Company usually uses a single supplier for each product, with other factories providing competitive price quotes and being available to supply the same OEM product if a primary supplier fails to produce for reasons outside the Company's control. In an effort to produce defect-free products and maintain good working relationships with its suppliers, the Company keeps in contact with its suppliers, often inspecting the manufacturing facilities of the suppliers and implementing quality assurance programs in the supplier's factories.

         Over the last five years, the Company has significantly expanded its supplier base. Presently, the Company works with approximately 35 suppliers both in and outside the United States. The Company has one supplier which supplied approximately 10 percent of the Company's purchases during 1996. No other source of supply accounted for more than 10 percent of the Company's purchases, and other than purchase orders, the Company does not enter into supply or requirements contracts with its suppliers. The Company believes that purchase orders, as opposed to supply or requirement agreements, provide the Company with more flexibility in responding to customer demand.

QUALITY CONTROL

         The goal of the Company's quality control program is to provide the Company's customers with defect-free products. Working with its primary manufacturers and often with the manufacturers of the component parts, the Company has instituted quality control measures at five stages throughout the manufacturing process. At the first stage, the Company works with its primary manufacturers to institute a general quality control check upon the entry of the various component parts into the primary manufacturers' factory (a.k.a. the incoming inspection). At the second stage, the primary manufacturer checks to ensure that the contacts which are being fitted with connectors function properly. The third and fourth stages of quality control occur after each molding process, with the final product being subject to quality control upon shipment to the Company. The fifth and final stage of quality control occurs at one of the Company's distribution warehouses (North Miami, San Francisco, Germany and Sweden). At this final stage of quality control, the Company tests a certain percentage of each shipment of the products it receives to ensure the products meet the Company's quality standards. The Company is currently working to be in compliance with the "ISO 9000" standard by the end of calendar year 1997. The ISO 9000 is an international manufacturing standard which is becoming more prevalent across numerous industries. Almost all of the Company's current suppliers are in the process of implementing ISO 9000 procedures.

DISTRIBUTION

         OEM sales are generally handled by salespersons located in the Company's headquarters in North Miami, Florida, with an additional warehouse in the San Francisco area to improve delivery times from the Pacific rim. OEM customers located in the Western half of the United States receive their product directly from the Company's South San Francisco warehouse, while customers located in the Eastern half of the United States receive their shipments from the North Miami warehouse. Retail sales are generally handled from the Company's headquarters in North Miami, Florida and from the German and Swedish offices and warehouses. Quality assurance points are located at all warehouse locations. The Company also maintains a limited production facility in North Miami for small OEM and custom cable orders.

CUSTOMER BASE

         The Company's customer base is divided into two categories: OEM and retail. OEM customers are manufacturers of computer-related equipment which use the Company's products as part of their finished products. Retail customers are local and regional resellers, value-added resellers and distributors, educational institutions and catalog houses. Catalog houses constitute a large share of the Company's domestic retail sales and also represent the most potential in the Company's efforts to expand its retail customer base. The retail mass merchandising market also represent a significant growth area for the Company. The Company does not sell directly to end-users.

         Two of the Company's largest customers, Boca Research and Syquest (who are both OEM customers), accounted for approximately 16.5 percent and 12 percent, respectively, of the Company's net sales for the year ended 1995 and one of those customers, Boca Research, accounted for approximately 11.6 percent of the Company's net sales for the year ended December 31 1996. No other customer of the Company accounted for more than 10 percent of the Company's net sales for those same periods. The Company's top 10 customers accounted for approximately 59 percent of the Company's net sales for the year ended 1995 and approximately 48 percent of the Company's net sales for the year ended December 31, 1996. The reduction in net sales attributable to the Company's top ten customers reflects the Company's attempts to diversify its customer base and reduce dependence on any one set of customers. This effort to diversify goes hand in hand with the Company's efforts to increase sales.

         The Company believes that due to the fluctuations within the computer industry and the corresponding effects on companies within the industry due to such changes, it is likely that some customers who are significant customers in one period may become insignificant customers in future periods. See Item 6 "Management's Discussion and Analysis or Plan of Operations".

MARKETING AND SALES

         The Company's marketing and sales efforts are directed by the Sales and Marketing Department, which department is discussed below under the heading "Corporate Organization and Distribution." The marketing group is responsible for, among other things, publishing the Company's catalogs for each product line as well as the general Company catalog, assisting the sales group (described below) in preparing for sales shows, advertising the Company's products in industry publications, working with mail-order catalogs to prepare advertising space in such catalogs, and providing designs for packaging the Company's products. The sales group is responsible for, among other things, contacting potential customers with information and prices for the Company's products, following leads from trade shows, providing customer support and visiting customers on a regular basis. As discussed in the "Products" section above, the Sales and Marketing Department is currently working with an outside advertising agency to improve the Company's name brand recognition.

GROWTH STRATEGY

         The Company's goals are to continue the growth rate which it has experienced since January 1990, and to become a leader and achieve brand recognition in the computer connectivity and networking industry. In order to achieve these two goals, the Company's strategy is to increase its retail and OEM customer base through internal growth and through growth by acquisition.

         The Company plans to increase its operating revenues and income by increasing its retail and OEM customer base in existing markets and expanding into new markets. In order to increase its national and international retail customer base, the Company intends to continue to increase its marketing with large catalog companies and to increase its product line and the size of its inventory as well as continue to expand its sales and marketing efforts by opening additional sales offices in the United States, in Eastern and Western Europe and in Latin America. In an effort to expand its OEM customer base, the Company intends to seek to offer its products not only to OEM computer product manufacturers, but also to the manufacturers' in the medical, telecommunications, and cable TV industries.

         Another element of the Company's strategy to achieve its goals, is to grow by the acquisition of other companies, assets, and/or product lines that would compliment or expand the Company's existing business. The Company believes that there are many small distributors which would be interested in consolidating with the Company, allowing the Company to grow significantly. In general, the Company intends to look for companies and/or product lines with new designs, new technology, new services, and advanced products, preferably in high technology industries. In particular, the Company would be interested in companies and/or product lines in the telecommunications, cable audio/video, and computer markets. The Company believes that acquisitions will enable it to leverage its current level of operations and accelerate its growth. The Company has no present understanding, agreement or arrangement with respect to any material acquisition.

         As part of the Company's strategy to increase its retail and OEM customer base, the Company shall seek to continue to maintain the quality of its products as the volume of products manufactured by the Company increases. To this end the Company will continue to implement the international manufacturing standard ISO 9000 throughout the manufacturing and assembly process of its products. The acquisitions of companies and/or inventories as set forth above are expected to be funded in part by borrowings under the Company's revolving credit facility and from the proceeds of the Company's initial public offering.

CORPORATE ORGANIZATION

         The Company is divided into five departments: (1) The Sales and Marketing Department, (2) the International Sales Department (including affiliated offices in Sweden and Germany), (3) the Purchasing Department, (4) the Operations Department (including the MIS, shipping, warehouse and quality control and production groups), and (5) the Accounting Department. The Sales and Marketing Department covers sales in Latin America, the United States and Canada. Account Managers and Customer Service Representatives service this department from the North Miami headquarters. The International Sales Department covers sales in Eastern and Western Europe, with offices in Sweden and Germany servicing the European sector, and exclusive distributors in the Ukraine and Russia handling East European customers.

         The Sales and Marketing Department also includes product management, graphic arts and technical support services. The International Sales Department also receives support from the Sales and Marketing Department.

EMPLOYEES

         As of December 31, 1996, the Company employed 62 people at the following locations: Miami office - 45; AESP Sweden - seven; and AESP Germany - ten. Company wide-11 employees work in administration/accounting, three employees work in purchasing, 27 employees work in sales and marketing, and 21 work in the Operations Department. None of the Company employees is covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

ITEM 2.   PROPERTIES

         The Company's executive offices are located in North Miami, Florida. All of the Company's properties are maintained on a regular basis and are adequate for the Company's present requirements.

         The table set forth below identifies the principal properties utilized by the Company. All properties are leased. RSB Holdings, Inc., a related party, owns the corporate headquarters, product assembly and central warehouse, and leases such properties to the Company. See
Item 13 "Certain Relationships and Related Party Transactions."
                                                                    APPROXIMATE
                                                                        SQUARE
FACILITY DESCRIPTION                           LOCATION                 FOOTAGE
--------------------                           --------                 -------

Corporate Headquarters, Product                North Miami, FL          10,000
Assembly and Central Warehouse
Warehouse                                      North Miami, FL          20,000
Warehouse                                      San Francisco,CA          5,000
Sales Office and Warehouse                     Tierp, Sweden             5,000
Sales Office and Warehouse                     Sulzemoos, Germany        5,000
Bonded Warehouse                               Sulzemoos, Germany        6,000


ITEM 3. LEGAL PROCEEDINGS

     As of March 20, 1997, the Company was not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the shareholders of the Company subsequent to the completion in February 1997 of the Company's initial public offering.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) The Company's Common Stock and Warrants have been, since February 13, 1997, traded on the NASDAQ SmallCap Market under the symbols "AESP" and "AESPW" and on the Chicago Stock Exchange under the symbols "ADS" and "ADSWS". According to the NASDAQ Stock Market, since the Company's initial public offering, the high and low bid price for the Shares and Warrants on the NASDAQ SmallCap Market has been $7 1/2 and $6 1/8, and $2 5/8 and $1 1/2, respectively. As of March 20, 1997, the high and low bid price for the Shares and Warrants on the NASDAQ SmallCap Market was $7 and $6 1/2, and $2 and $2, respectively.

         (b) As of March 20, 1997, the number of holders of record of the Company's Common Stock was approximately 7. The Company believes that there are approximately an additional 750 holders who at that date owned shares of the Company's Common Stock in street name.

         (c) The Company does not intend to pay any cash dividends with respect to its Common Stock in the foreseeable future. Rather, the Company intends to currently retain its earnings, if any, for use in the operation of its business. Furthermore, the Company's ability to declare or pay dividends on its Common Stock is limited by the terms of its loan agreement with a financial institution and by terms of the underwriting agreement with the underwriters from its initial public offering.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

         Net Sales consist primarily of gross sales, net of allowances for returns and other adjustments. Costs of sales consist primarily of product costs (cost of manufacture or acquisition) and freight charges, among other costs.

         Net Sales and gross profits depend in part on the volume and mix of OEM and retail sales, as well as the cost and mix of components and finished products contained in the Company's inventory from time to time to supply those sales. The Company believes that it must continue to manage the mix between OEM sales and retail sales. OEM sales generally have a comparably low gross profit margin with a relatively high volume of sales per customer, while retail sales generally have a comparably high gross profit margin with a relatively low volume of sales per customer. Retail sales consequently require more time and effort, as well as high operating expenses (including overhead), to achieve a comparably higher gross profit margin. The overall mix of OEM and retail sales will therefore impact from period to period the overall gross profit margin of the Company's sales. A large portion of the Company's operating expenses are relatively fixed. Since the Company typically does not obtain long-term purchase orders from retail customers or commitments from its customers, it must anticipate the future volume of orders based upon the historic purchasing practices of its customers and upon discussions with its customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on the Company's business, financial condition and results of operation.

         Net sales and net income for the 1996 fiscal year were comparatively unchanged (a decrease of .1%) from the 1995 fiscal year, primarily due to the reduction in sales to one of the Company's largest OEM customers. Commencing during the first quarter of 1996, sales to one of the Company's largest customers (due to the customers' own business situation) began to decrease significantly from sales during previous quarters, in particular the fourth quarter of 1995. By the end of the second quarter of 1996 sales to this customer had all but ceased. During the third and fourth quarter of 1996, the Company was not able to replace the sales to this customer with sales to other customers. As of the close of 1996, the Company has begun to ship products to this customer again and, has also obtained new customers to diversify its customer base. While sales have continued to grow to other customers, and in particular to retail customers, the loss in sales to this customer was partially responsible for causing net sales for the 1996 fiscal year to be flat compared to net sales for the 1995 fiscal year. It is also anticipated that the impact of the loss of sales to this customer will continue to have an impact on the Company's results of operations for the first quarter of 1997, as compared to its results of operations for the first quarter of 1996.


         Selling, general and administrative ("SG&A") expenses increased significantly from the 1995 fiscal year to the 1996 fiscal year due in part to approximately $125,000 of costs incurred by the Company in connection with a potential merger of the Company with another entity. The proposed merger was later abandoned and the Company expensed the costs associated with such merger during 1996. No comparable expense was incurred during 1995. SG&A expenses also increased in 1996, and are anticipated to continue to increase during the first half of 1997, due to an expansion of marketing and sales personnel and offices, particularly in Germany and Sweden, which expansion the Company anticipates should cause the Company to have increased sales in 1997 and due to the addition of an Audio/Video Sales Department, which is also anticipated to add sales during 1997.

         On February 19, 1997 the Company closed its initial public offering of 800,000 shares of Common Stock and 800,000 of the Company's Redeemable Common Stock Purchase Warrants. On March 20, 1997 the Company sold an additional 120,000 shares of Common Stock and 120,000 of the Company's Redeemable Common Stock Purchase Warrants in connection with the exercise by the underwriters of the over-allotment option. Collectively, the Company raised net proceeds of approximately $4,862,000 in its initial public offering. The Company is using and intends to continue to use these net proceeds to repay existing indebtedness, to open new sales offices, for product development and design, to increase inventory to support customer requirements, to increase the sales force, to implement the international manufacturing standard "ISO 9000", for advertising, marketing, and for working capital and general corporate purposes.

         The results described herein reflect the consolidated operations of the Company including its subsidiaries in Sweden and Germany.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Net sales for the year ended December 31, 1996 decreased by .1% to $13,707,642, down $13,372 from net sales of $13,721,014 for the year ended December 31, 1995. This decrease in sales primarily reflects the Company's reduction in sales to one of its largest OEM customers, as described above. Despite the resulting reduction in OEM sales overall, the Company's sales to its retail customers increased to the extent the split between OEM and retail sales went from approximately 60%/40% in 1995 to approximately 50%/50% in 1996. During 1995 and 1996, domestic sales were approximately 80% and 70%, respectively, of net sales and international sales were approximately 20% and 30%, respectively, of net sales. The Company is optimistic that it will achieve growth in net sales in both its domestic and international markets during future periods.

         Gross profits as a percentage of gross sales (i.e., total sales) increased four percent from year to year, from 38% in 1995 to 42% in 1996. The Company believes that the increase in gross profit margin from 1995 to 1996 results from increased retail sales as compared to net sales from period to period since retail sales have higher profit margin than OEM sales. The Company believes the level of gross margin achieved in 1996 is high for the computer networking and connectivity industry, and that as the Company grows and increases its sales volume, margins will drop somewhat due to the lower profit margins often associated with larger sales accounts.

         SG&A expenses increased significantly from 1995 to 1996, both in absolute dollars and as a percentage of net sales. SG&A expenses for the year ended December 31, 1996 includes approximately $125,000 in expenses relating to the Company's proposed merger with The Americas Growth Fund, Inc. ("AGF"). There was no comparable expense during 1995. Additionally, SG&A expenses for 1996 reflect increased costs associated with the expansion of the Company's operations in anticipation of future sales growth. In that regard, during 1996, the Company added additional sales personnel and expanded its advertising and marketing efforts. As a result of these factors, SG&A expenses for 1996 were $4,636,301 (33.8% of net sales), compared with $3,870,686 (28.2% of net sales)
for 1995. Had the AGF merger expenses not been incurred, the Company's SG&A expenses, as a percentage of net sales, would have been 32.9% for 1996, compared to 28.2% in 1995.

         As a result of the factors set forth above, income from operations for 1996 was $1,146,061 compared to income from operations of $1,342,808 for 1995, a decrease of 14.6%. Had the AGF merger expenses not been incurred, income from operations for 1996 would have been $1,271,061, a decrease of 5% from net income from operations for 1995.

         Other income (expenses), increased during 1996, from $73,911 to $113,803. This 54% increase primarily results from income received from the sale of inventory delivered by one of the Company's largest OEM customers as payment for accounts receivable, offset by a decrease in foreign exchange losses and an increase in other income.

         Interest expense for 1996 increased from $81,245 in 1995 to $153,586. This expense related to increased borrowings during 1996 to continue the Company's growth. Subsequent to December 31, 1996, the Company utilized a portion of the proceeds from its initial public offering to repay the Company's outstanding borrowings.

         Net income for the year ended December 31, 1996 was $1,098,214, compared to $1,290,794 for the year ended December 31, 1995. Had the AGF merger expenses not been incurred, net income for the year ended December 31, 1996 would have been $1,223,214.

         Pro forma net income, which reflects the Company's net income had the Company been taxed as a C corporation during 1995 and 1996, was $713,214 for the year ended December 31, 1996, compared to $851,794 for 1995. Had the AGF merger expenses not been incurred, pro forma net income for the year ended December, 1996 would have been $791,214.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations primarily with cash flow from operations and with the proceeds from its available credit lines. For the year ended December 31, 1995 cash required by operating activities was $87,283; for the year ended December 31, 1996 cash flows from operating activities were $333,379. The negative operating cash flows for 1995 were primarily due to significant increased sales and increased inventory levels to meet anticipated customer demand. For 1996, positive cash flows resulted from collections of accounts receivable, and increases in accounts payable, which were offset in part by increases in inventory.

         Cash required by investing activities, which was solely related to additions to property and equipment, for the years ended December 31, 1995 and 1996 aggregated $362,102 and $131,243, respectively. The significantly higher additions to property and equipment during 1995 related primarily to the Company's improvement of its North Miami, Florida facilities.

         Cash flows from financing activities for the year ended December 31, 1995 were $384,627; for the year ended December 31, 1996, cash used in financing activities was $172,137. Net borrowings by the Company under its line of credit provided $647,049 and $508,991, respectively, for the years ended December 31, 1995 and 1996. During 1995, the Company borrowed $46,260 from an entity controlled by the shareholders of the Company. Dividends, representing distributions of S-Corporation earnings, aggregated $308,682 and $681,128 in 1995 and 1996, respectively. These funds were used by the shareholders to pay taxes relating to the Company's income.

         Working capital was $3,119,645 at December 31, 1996, compared to working capital of $3,024,704 at December 31, 1995. Accounts receivable, net of allowance for doubtful accounts, were $2,715,603 at December 31, 1996, down from receivables of $3,015,018 at December 31, 1995. The decrease in accounts receivable at December 31, 1996, compared to December 31, 1995 reflects decreased sales to a large OEM customer which had operational and financial problems during early 1996. The customer has since recovered and has begun to again purchase products from the Company, but at a much lower volume than its previous purchases. This change also reflects faster collections of the Company's receivables during 1996. Inventory was $4,694,918 at December 31, 1996, and $3,197,950 at December 31, 1995. This increase was attributable to purchases made during 1995 and 1996 to expand the Company's inventories to meet anticipated customer demand.

         The Company has a $2.5 million dollar revolving line of credit with an institutional lender. Borrowings under this line of credit bear interest at the rate of prime plus .5% per annum. Available borrowings under the line are based upon specific percentages of eligible accounts receivable and inventories. The line of credit is secured by a lien on the Company's accounts receivable, inventory and all other assets of the Company. As of December 31, 1996, $1,470,000 million was outstanding under this credit facility. In February, 1997, the Company repaid, net of borrowings, $1,270,000 to the bank under its credit facility. The line of credit is guaranteed by the Company's principal shareholders. At March 20, 1997, the amount due under the line of credit was $202,000.

         In connection with its credit facility agreement, the Company is required to comply with certain affirmative and negative covenants, including limitations on further borrowings and dividend payments. Further, the Company is obligated to remain in compliance with certain financial ratios during the term of the agreement. As of December 31, 1996, the Company was not in compliance with one financial ratio and certain covenants under this agreement but has obtained written waivers of such non-compliance from the bank. As of March 20, 1997, the Company believed that it was in compliance with all ratios and covenants of this agreement.

         The Company intends to reborrow funds from its credit facility to fund its future growth after utilizing the net proceeds from its initial public of offering. There can be no assurance that the Company will be in a position to borrow funds under its credit line at such time as they are required. Additionally, the credit facility will mature on July 26, 1997. While the Company expects that it will be able to renew the facility, there can be no assurance that the credit facility will be renewed or even if renewed that it can be renewed on its current terms.

         Since its inception, the Company has generally foregone the distribution of profits in an effort to grow the Company. As a result, Messrs. Stein and Briskin, the principal shareholders of the Company have in the past personally paid taxes on profits that remained with the Company and were not distributed to them. In addition, Messrs. Stein and Briskin will personally pay taxes on undistributed profits of the Company for the period from January 1, 1996 to February 13, 1997 (for which the Company will reimburse such persons). At December 31, 1996, the anticipated future distributions to such persons for this purpose were approximately $64,000.

         In order to reimburse Messrs. Stein and Briskin for the loss of tax benefits associated with the previously taxed profits of the Company, the Company on February 13, 1997 executed two seven year Convertible Subordinated Promissory Notes (the "Principal Shareholders' Notes") each in the amount of $863,722.50 (plus additional amounts equal to 39% of the Company's undistributed net pretax income for periods after December 31, 1996) in favor of Messrs. Stein and Briskin. The Principal Shareholders' Notes bear interest at a rate of one percent over the floating prime rate charged by Citibank, N.A. The holders of the notes have the right to convert the principal amount of the notes at any time prior to maturity into shares of the Company's Common Stock based upon a conversion rate of $4.00 per share. In the event that the holders of the Principal Shareholders' Notes exercise the conversion rights, the shares of Common Stock issued upon conversion will be afforded one-time demand registration rights and certain piggyback registration rights.

         On July 15, 1996, the Company executed an Agreement and Plan of Merger among The Americas Growth Fund, Inc., a Maryland corporation ("AGF"), and its subsidiary AGF Merger Corporation, a Florida corporation, to effectuate a merger between the Company and AGF. On November 8, 1996 the parties to the Agreement and Plan of Merger entered into an agreement terminating the proposed merger. The Company incurred certain administrative, accounting and legal expenses, aggregating approximately $125,000, in connection with the proposed merger which was expensed by the Company during the year ended December 31, 1996.

         The Company has entered into a loan agreement with US Advantage (the sole shareholders of which are Messrs. Stein and Briskin) in the principal amount of $120,000. The loan is evidenced by a demand promissory note with an interest rate of 8.5% per annum. As of December 31, 1996, $120,000 remained outstanding under the loan with $15,007 in accrued interest. The Company anticipates paying off this outstanding amount from available cash flow.

         The Company expects that its cash flow from operations, along with its currently available bank line of credit, will be sufficient to meet its financing requirements for its current operations over the next twelve months. This is a projection, however, and no assurance can be given that the Company's cash flow from operations and from its available line of credit will be sufficient to meet the Company's cash requirements over the next twelve months. For example, if the Company were to make a significant acquisition during the next twelve months, it might require additional working capital in order to complete such acquisitions and/or to finance the operations of the acquired business, depending upon the particular circumstances of the acquisition and the Company's capital resources at that time.


         The Company's management does not believe that inflation has had a significant effect on the Company's operations during the last several years. The Company's management believes the Company has historically been able to pass on increased costs of production to the price charged for its products, however given the labor-intensive nature of its products and the fact that the majority of its production occurs in the Far East, no assurance can be given that the Company will continue to be able to pass on such increased costs in the future.


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial information required by Item 7 is attached to this Report following Part III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CENTRAL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company and their ages are as follows:


NAME                                       AGE     POSITION
----                                       ---     --------
Slav Stein..........................       52      President And A Director
Roman Briskin.......................       47      Vice President, Secretary,
                                                   Treasurer And A Director
Terrence R. Daidone.................       37      Director

         The principal occupations for the past five years of each of the directors and executive officers of the company are as follows:

         Mr. Stein has served as President and a Director of the Company since January 1992. Prior to January 1992, Mr. Stein had served as Executive Vice President, General Manager and Director of the Company. Mr. Stein was a co-founder of the Company and has been employed by the Company since its formation. Mr. Stein is also a director and executive officer of RSB Holdings, inc., A Florida corporation, since September 1994, Planet Corporation, a Florida corporation, since September 1991, and US Advantage Corporation, a Florida corporation, since October 1994. See item 12 "Certain Relationships and Related Transactions."

         Mr. Briskin has served as Vice President, Secretary, Treasurer and a Director of the Company since January 1992. Prior to January 1992, Mr. Briskin had served as Secretary and Treasurer of the Company. Mr. Briskin joined the Company in 1984. Mr. Briskin is also a director and Executive Officer of RSB Holdings, Inc., a Florida corporation, since September 1994, Planet Corporation, a Florida corporation, since September 1991, and US Advantage Corporation, a Florida corporation, since October 1994. See item 12 "Certain Relationships and Related Transactions."

         Mr. Daidone has served as a Director of the Company since January 1997. Since 1996, Mr. Daidone has served as Vice President of Sales and Marketing with Fugate and Associates, Inc./ERS Imaging Supplies, Inc., A Pennsylvania corporation. From 1993 to 1996, Mr. Daidone served as Director of Mass Merchant Operations with Nashua Corporation, a Delaware corporation. Prior to that, Mr. Daidone served as President of Nashua Cartridge Products, inc., a Delaware corporation and a subsidiary of Nashua Corporation.

KEY EMPLOYEES

         Kevin Brin has served as the Company's Audio/Video Marketing Manager since June 1996. Prior to joining the Company, Mr. Brin worked as the National Sales Manager for Viewsonics Corporation in Boca Raton, Florida for a year and a half, and previously was President of EECO Electronics, Ltd. in New York for more than eight years.

         Tom Collentine has served as OEM Sales Manager since November 1996. Mr. Collentine worked with America II Electronics, Inc. in St. Petersburg, Florida for four years prior to joining the Company.

         Don Lacertosa, who is the Company's Marketing Manager, has been with the Company since early 1994. Prior to joining the Company, Mr. Lacertosa was Product Manager for two years for a computer-related firm in New Jersey.

         Steven Meistle has served as the Company's Controller since May 1993. Prior to joining the Company, Mr. Meistle was a consultant on accounting matters for several years.

         Donald Oldag has served as the Company's Retail and Sales Manager since early 1995. Prior to joining the Company, Mr. Oldag was National Sales Manager for Mico Connectors Co. in California.

         Adrian Peschl has served as the Company's Director of Operations since mid-1994. Prior to joining the Company, Mr. Peschl was Engineering Manager for Casi Rusco, Inc. in Boca Raton, Florida.

         As the Company completed its initial public offering in February, 1997, there were no filing obligations under Section 16(a) of the Exchange Act during the Company's 1996 fiscal year. Based solely on its review of the copies of such forms received by it, or written communications from certain reporting persons, the Company believes that since its initial public offering and through this date all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners under Section 16(a) of the Exchange Act were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table shows remuneration paid or accrued by the Company during the year ended December 31, 1996 and for each of the two preceding years, to the President and Vice President, the most highly compensated executive officers of the Company, for services in all capacities while they were employees of the Company:


                                                                  LONG-TERM COMPENSATION
                                                       -----------------------------------------
                                                               AWARDS
                                                       --------------------
  NAME AND                                             RESTRICTED                            ALL OTHER
 PRINCIPAL                     SALARY       BONUS        STOCK      OPTION/                  COMPEN-
  POSITION           YEAR       ($)          ($)        AWARDS      SARS(#)S     PAYMENT     SATION(1)
  --------           ----     --------      -----       ------      --------     -------     ---------

Slav Stein           1996     $122,477       -            -         100,000        -           -
                     1995      $90,000       -            -           -            -           -
                     1994      $75,000       -            -           -            -           -

Roman Briskin        1996     $122,477       -            -         100,000        -           -
                     1995      $90,000       -            -           -            -           -
                     1994      $75,000       -            -           -            -           -

---------------
(1) Does not include compensation paid to the executive to cover withholding taxes incurred as a result of the Company's status as an S corporation.

         During 1996, Messrs. Stein and Briskin each were granted 100,000 shares of Common Stock issuable upon the exercise of certain stock options (the "Non-Contingent Options") which options are exercisable, at any time without any conditions, at $6.00 per share. In connection with the Company's initial public offering, Messrs. Stein and Briskin each received 180,250 shares of Common Stock issuable upon the exercise of certain contingent options dated February 19, 1997 (the "Contingent Options"), which options are exercisable at $6.00 per share only upon the satisfaction of certain conditions. Both the Non-Contingent Options and the Contingent Options (collectively the "Principal Shareholder Options"), have ten (10) year terms, are intended to qualify as incentive stock options under the Internal Revenue Code and have certain piggyback and registration rights. The holders of the Principal Shareholders' Options have agreed to a lockup of the sale of any of their shares underlying such options in the open market without the consent of the underwriters from the initial public offering for two (2) years.

         The Contingent Options enable Messrs. Stein and Briskin to acquire up to an aggregate of 360,500 shares of Common Stock subject to certain performance contingencies set forth below. Nonetheless, regardless of the Company's performance, all of the Contingent Options will vest and become fully exercisable seven years after their date of grant. The exercise of the Contingent

Options is contingent upon the Company achieving either a specified earnings per share level or a specified stock price level (the "Performance Threshold"), for the corresponding fiscal year-end. Commencing with fiscal year-ended December 31, 1997, and at each of the four fiscal year ends thereafter, 72,100 of such options will become exercisable (i) if the Company achieves earnings per share of $.50, $.60, $.72, $.86 and $1.04 for the fiscal years ended December 31, 1997, 1998, 1999, 2000 and 2001, respectively (or cumulative earnings per share of $.50, $1.10, $1.82, $2.68 and $3.72, respectively) (ii) if the closing bid price of the Company's Common on any 20 consecutive trading days during such fiscal year is $7.20, $8.64, $10.37, $12.44 and $14.93, respectively or (iii) the Company has net income of $1.0 million, $1.2 million, $1.440 million, $1.728 million and $2.074 million, respectively (or cumulative net income of $1.0 million, $2.2 million, $3.64 million, $5.368 million and $7.442 million, respectively). For any fiscal year after January 31, 1997 in which the Company attains the foregoing earnings per share, stock price or cumulative net income targets, any options eligible for vesting in prior years which were not vested and exercisable because the targets for such fiscal years were not achieved, shall become exercisable. In addition, for any fiscal year in which the Company attains the earnings per share, stock price or cumulative net income targets applicable to a subsequent fiscal year, all options eligible for vesting in such subsequent fiscal year shall vest and become exercisable. If any of the Warrants are exercised, the options shall vest and become exercisable pro rata (based on the number of Warrants exercised) to the extent not already vested in accordance with the foregoing.

EMPLOYMENT AGREEMENTS

         On February 19, 1997, Messrs. Stein and Briskin each entered into an employment agreement with the Company. The term of such employment agreements will (subject to earlier termination for cause) are for an initial period of five years and will thereafter continue for successive one year terms unless canceled by either party. During the term of such employment agreements, Messrs. Stein and Briskin will each receive a salary of $150,000 per year, which salary will increase annually by 10 percent of the prior year's salary plus the increase in the consumer price index, which annual increase may not, in any event, exceed 20 percent of the prior year's salary. In addition, Messrs. Stein and Briskin will each be entitled to receive an annual bonus equal to five percent of the Company's pre-tax net income in each fiscal year. The Company provides each of Messrs. Stein and Briskin with an automobile allowance of $500 per month and a term life insurance policy in the amount of $1,000,000.

         For purposes of the employment agreements, a change in control is defined as an event that: (i) would be required to be reported in response to
Item 6(e) of Schedule 14(a) of Regulation 14A under the Exchange Act; or (ii) causes a person other than Messrs. Stein and Briskin to beneficially own more than 30 percent of the Company's outstanding securities. In the event that during the term of such employment agreements there is a change of control of the Company which has not been approved by the Company's Board of Directors, Messrs. Stein and Briskin will have the option to terminate their employment with the Company within three months of the change of control and receive a lump sum payment of $750,000 each. In such event, all previously granted stock options would become automatically vested. If the Board of Directors approves a change of control, Messrs. Stein and Briskin may terminate their employment, but would only be entitled to receive a payment equal to the prior year's annual salary and to become automatically vested in a portion of their stock option equal to their percentage completion of the term of their employment agreement. As part of such employment agreements, each of Messrs. Stein and Briskin will agree not to compete against the Company for a 12-month period following the termination of his employment with the Company for any reason other than a change in control without the approval of the Board of Directors.

STOCK OPTION PLAN

         The Company has adopted the 1996 Stock Option Plan (the "1996 Plan"). Pursuant to the 1996 Plan options to acquire a maximum of 265,000 shares of Common Stock may be granted to directors, executive officers, employees (including employees who are directors), independent contractors and consultants of the Company. To date 3,000 options have been granted under the 1996 Plan.

         The 1996 Plan is administered by the Nominating and Compensation Committee of the Board of Directors. The Nominating and Compensation Committee determines which persons will receive options and the number of options to be granted to such persons. The Nominating and Compensation Committee also interprets the provisions of the 1996 Plan and makes all other determinations that it may deem necessary or advisable for the administration of the 1996 Plan.

         Pursuant to the 1996 Plan, the Company may grant ISOs (Incentive Stock Options) and NQSOs (Non-Qualified Stock Options). The price at which the Company's Common Stock may be purchased upon the exercise of options granted under the 1996 Plan are required to be at least equal to the per share fair market value of the Common Stock on the date particular options are granted. Options granted under the 1996 Plan may have maximum terms of not more than 10 years and are not transferable, except by will or the laws of descent and distribution. None of the ISOs under the 1996 Plan may be granted to an individual owning more than 10 percent of the total combined voting power of all classes of stock issued by the Company unless the purchase price of the Common Stock under such option is at least 110 percent of the fair market value of the shares issuable on exercise of the option determined as of the date the option is granted, and such option is not exercisable more than five years after the grant date.

         Generally, options granted under the 1996 Plan may remain outstanding and may be exercised at any time up to three months after the person to whom such options were granted is no longer employed or retained by the Company or serving on the Company's Board of Directors. Notwithstanding the foregoing, the Company may not grant options in excess of 15% of the outstanding Common Stock for a period of 1 year from February 13, 1997.

         Pursuant to the 1996 Plan, unless otherwise determined by the Nominating and Compensation Committee, one-third of the options granted to an individual are exercisable upon grant, one-third are exercisable on the first anniversary of such grant and the final one-third are exercisable on the second anniversary of such grant. However, options granted under the 1996 Plan shall become immediately exercisable if the holder of such options is terminated by the Company or is no longer a director of the Company, as the case may be, subsequent to certain events which are deemed to be a "change in control" of the Company. A "change in control" of the Company generally is deemed to occur when (i) any person becomes the beneficial owner of or acquires voting control with respect to more than 20 percent of the Common Stock (or 35 percent if such person is a holder of Common Stock on the Effective Date) (ii) a change occurs in the composition of a majority of the Company's Board of Directors during a two-year period, provided that a change with respect to a member of the Company's Board of Directors shall be deemed not to have occurred if the appointment of a member of the Company's Board of Directors is approved by a vote of at least 75 percent of the individuals who constitute the then existing Board of Directors; or (iii) the Company's stockholders approve the sale of all of the Company's assets.

         ISOs granted under the 1996 Plan are subject to the restriction that the aggregate fair market value (determined as of the date of grant) of options which first become exercisable in any calendar year cannot exceed $100,000.

         The 1996 Plan provides for appropriate adjustments in the number and type of shares covered by the 1996 Plan and options granted thereunder in the event of any reorganization, merger, recapitalization or certain other transactions involving the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock (including shares subject to options) as of March 20, 1997, by (a) each of the Company's directors, (b) all executive officers and directors of the Company as a group, and (c) all persons known by the Company to beneficially own 5% or more of the Company's Common
Stock:

                                                          BENEFICIAL
                                                          OWNERSHIP
                                                      OF COMMON STOCK(1)
NAME OF BENEFICIAL OWNER(2)                         SHARES          PERCENT
---------------------------                       ---------         -------
Slav Stein                                          697,180          30.1%
Roman Briskin                                       697,180          30.1%
Terry Daidone(3)                                      3,000             --
All directors and executive officers as a         1,397,360          60.3%
group (2 persons)

-------------------
(1) Includes (i) 381,861 shares of Common Stock issuable to Messrs. Stein and Briskin upon the conversion of the Principal Shareholders' Notes (at December 31, 1996 and after the prepayment thereof to be made from the proceeds of the Company's initial public offering in February 1997), and
     (ii) 200,000 shares of Common Stock issuable to Messrs. Stein and Briskin upon the exercise of that portion of the Principal Shareholders' Options which is already exercisable. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Financial Condition, Liquidity and Capital Resources" and "Certain Transactions." Excludes 360,500 shares of Common Stock issuable to Messrs. Stein and Briskin upon the exercise of the Contingent Options, which options are not presently vested.

(2) Each person named in the table has the sole voting and investment power with respect to the shares beneficially owned. The address for each named person is c/o the Company.

(3)  Presently exercisable stock options.

     The change of control provisions with respect to management are contained in the response to Item 10 above.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

         As of July 15, 1996, the Company entered into a five year lease with RSB Holdings, Inc., a Florida corporation ("RSB Holdings"), pursuant to which the Company leases its corporate headquarters and warehouse in North Miami, Florida. The Company makes annual payments under such lease in the amount of approximately $43,200. Messrs. Stein and Briskin each own 50 percent of the issued and outstanding common stock of RSB Holdings, and are its sole officers and directors.

         Immediately prior to the effective date of the Company's initial public offering (February 13, 1997), Messrs. Stein and Briskin, who owned all of the outstanding stock of AESP Germany and AESP Sweden contributed their interests in said corporations to the Company for no additional consideration.

         The Company has issued two Principal Shareholders' Notes, each in the amount of $863,722.50 (plus additional amounts equal to 39 percent of the Company's net pretax income for periods after December 31, 1996). The Principal Shareholders' Notes bear interest at a rate of one percent over the prime rate, payable monthly. Principal and accrued but unpaid interest will be due seven (7) years from February 19, 1997. The Principal Shareholders' Notes are convertible into Common Stock of the Company at a conversion price of $4.00 per share. The Principal Shareholders' Notes are also subordinate to all institutional senior debt of the Company. In February and March 1997, the Company paid Messrs. Stein and Briskin in aggregate $300,000 ($150,000 each) as a principal prepayment of a portion of the Principal Shareholders' Notes out of the proceeds from its initial public offering.

         The Company has sold certain of its computer connectivity products to Planet Corporation, a Florida corporation ("Planet Corporation"), of which Messrs. Stein and Briskin each own 25 percent of the issued and outstanding capital stock. Planet Corporation sells the products it purchases from the Company outside the United States to unaffiliated third parties in Russia and the Ukraine, on terms which in general were no more or less favorable than those terms offered to third parties. The Company sold approximately $170,000 of products to Planet Corporation in 1995, and did not sell any of its products to Planet Corporation in 1996.

         US Advantage Corporation, a Florida corporation ("US Advantage") loaned to the Company pursuant to a Demand Promissory Note $120,000 in July 1995 at an interest rate of 8.5 percent. The loan amount may be prepaid at any time prior to maturity without penalty. As of December 31, 1996, $120,000 remained outstanding; $15,007 in interest had accrued under the note. Messrs. Stein and Briskin each own 50 percent of the issued and outstanding capital stock of US Advantage.

         The Company believes that all the foregoing related-party transactions were on terms no less favorable to the Company than could reasonably be obtained from unaffiliated third parties. All future transactions with affiliates will be approved by a majority of disinterested directors of the Company and on terms no less favorable to Company than those that are generally available from unaffiliated third parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

                3.1     Amended and Restated Articles of Incorporation of
                        the Company(1)
                3.2     Bylaws of the Company(2)
                3.3     Articles of Amendment to Amended and Restated
                        Articles of Incorporation(2)
                3.4     Second Amended and Restated Bylaws of the Company2
                4.1     Form of Common Stock Certificate(2)
                4.2     Warrant Agreement and Warrant Certificate(2)
               10.1     Loan Agreement between the Company and SunTrust
                        Bank/Miami, N.A., dated July 26, 1996(2)
               10.2     Lease Agreement between the Company and RSB
                        Holdings, Inc., dated July 15, 1996(2)
               10.3     Promissory
                        Note between the Company and U.S.
                        Advantage, dated July 15, 1996(2)
               10.4     Form of 1996 Stock Option Plan(2)
               10.5     Form of Employment Agreement between the Company
                        and Slav Stein(2)
               10.6     Form of Employment Agreement between the Company
                        and Roman Briskin(2)
               10.7     Form of Convertible Subordinated Promissory Note
                        from the Company to Messrs. Stein and Briskin(2)
               10.8     Form of Stock Option Agreements between the Company
                        and Messrs. Stein and Briskin(2)
               10.9     Form of Mahoney Consulting Agreement(2)
               10.10    Form of Financial Advisory Agreement(2)
               10.11    Form of Contingent Stock Option Agreement between the
                        Company and Messrs. Stein and Briskin(2)
               10.12    Form of Lock-Up Agreement(2)
               21       List of Subsidiaries(2)
               27.1     Financial Data Schedule

          (b)  Reports on Form 8-K
               -------------------

               (1) Incorporated by reference to the Company's Registration Statement on Form 8-A (SEC file no. 000-21889) filed with the SEC on December 18, 1996.

               (2) Incorporated by reference to the Company's Registration Statement on Form SB- 2, and amendments thereto (SEC File No. 333-15967), declared effective February 13, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REGISTRANT:

                                   ADVANCED ELECTRONIC SUPPORT
                                   PRODUCTS, INC.


March 31, 1997                                           By: /s/ SLAV STEIN
                                                         ---------------------
                                                         Slav Stein, President


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                                       TITLE                               DATE
       ---------                                       -----                               ----


/s/ SLAV STEIN                                         President and Director (and
-----------------------
Slav Stein                                             for execution purposes in the
                                                       capacity as Chief Executive
                                                       Officer)                            March 31, 1997


/s/ ROMAN BRISKIN                                      Vice President, Secretary,
-----------------------
Roman Briskin                                          Treasurer (and for execution
                                                       purposes in the capacity as
                                                       Chief Financial Officer)            March 31, 1997


/s/ TERRENCE R. DAIDONE                                Director                           March 31, 1997
-----------------------
Terrence R. Daidone

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                AND SUBSIDIARIES

                                                                     CONTENTS


                                                                      PAGE
                                                                      ----

Reports of Independent Certified Public Accountants....................F-2

Consolidated Balance Sheets at December 31, 1996.......................F-4

Consolidated Statements of Income for the Years Ended
      December 31, 1996 and 1995.......................................F-5

Consolidated Statements of Shareholders' Equity for the Years
      Ended December 31, 1996 and December 31, 1995....................F-6

Consolidated Statements of Cash Flows for the Years
      Ended December 31, 1996 and 1995.................................F-7

Summary of Significant Accounting Policies.............................F-8

Notes to Consolidated Financial Statements............................F-11

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Advanced Electronic Support Products, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheet of Advanced Electronic Support Products, Inc., and subsidiaries as of December 31, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1995 financial statements of Advanced Electronic Support Products Computertillbehor i Sweden AB, a foreign subsidiary, which statements reflect total revenues of $845,094 for the year ended December 31, 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiary, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Electronic Support Products, Inc., and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the two years then ended in conformity with generally accepted accounting principles.


Miami, Florida                                   BDO Seidman, LLP
March 18, 1997

                                     ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                               AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEET


                                                                                                    PROFORMA
                                                                                DECEMBER 31,       DECEMBER 31,
                                                                                    1996               1996
                                                                                                    (UNAUDITED)
                                                                                ------------       ------------
ASSETS (Note 3)
CURRENT ASSETS
  Cash                                                                          $    215,804     $      215,804
  Accounts receivable, net of $65,000 allowance for doubtful accounts              2,715,603          2,715,603
  Inventories                                                                      4,694,918          4,694,918
  Prepaid expenses and other  current assets                                         154,582            154,582
                                                                                ------------     --------------
Total current assets                                                               7,780,907          7,780,907
Property and equipment, net (Note 2)                                                 402,624            402,624
Deferred offering costs ($262,189) and other assets                                  282,189            282,189
                                                                                ------------     --------------
                                                                                $  8,465,720     $    8,465,720
                                                                                ============     ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable (Note 3)                                                        $  1,626,293     $    1,626,293
  Accounts payable and accrued expenses                                            3,018,068          3,018,068
  Income taxes payable                                                                16,901             16,901
                                                                                ------------     --------------
Total current liabilities                                                          4,661,262          4,661,262

Convertible promissory note payable (Note 13)                                              -          1,727,445
                                                                                ------------     --------------
Total liabilities                                                                  4,661,262          6,388,707
                                                                                ------------     --------------
Commitments (Notes 8, 9 and 13)
                                                                                ------------     --------------
SHAREHOLDERS' EQUITY (Notes 1, 11 and 13):
  Preferred stock, $.001 par value; 1,000,000 shares authorized;
    none issued                                                                            -                  -
  Common stock, $ .001 par value; 20,000,000 shares authorized;
    812,500 shares issued                                                                813                813
  Additional paid-in capital                                                          45,901             45,901
  Retained earnings                                                                3,762,635          2,035,190
  Cumulative foreign
    currency translation adjustment                                                   (4,891)            (4,891)
                                                                                ------------     --------------

Total shareholders' equity                                                         3,804,458          2,077,013
                                                                                ------------     --------------
                                                                                $  8,465,720     $    8,465,720
                                                                                ============     ==============


    SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                    ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.

                                                              AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF INCOME



YEAR ENDED DECEMBER 31,                               1995            1996
                                                 ------------    ------------
NET SALES (Notes 4, 5 and 6)                     $ 13,721,014    $ 13,707,642
                                                 ------------    ------------
OPERATING EXPENSES:
 Cost of sales                                      8,507,520       7,925,280
 Selling, general and administrative
   (Notes 8, 9 and 12)                              3,870,686       4,636,301
                                                 ------------    ------------
Total operating expenses                           12,378,206      12,561,581
                                                 ------------    ------------
INCOME FROM OPERATIONS                              1,342,808       1,146,061

OTHER INCOME (EXPENSES):
  Interest                                            (81,245)       (153,586)
  Other                                                73,911         113,803
                                                 ------------    ------------


Income before income taxes                          1,335,474       1,106,278

Provision for income taxes (Note 10)                   44,680           8,064
                                                 ------------    ------------

NET INCOME                                       $  1,290,794    $  1,098,214
                                                 ============    ============

PRO FORMA AMOUNTS (NOTE 1):
 Income before income taxes                         1,335,474       1,106,278
 Provision for income taxes (Note 10)                 483,680         393,064
                                                 ------------    ------------

PRO FORMA NET INCOME                             $    851,794    $    713,214
                                                 ============    ============

Pro forma net income per share                   $        .68    $        .57
Weighted average number of shares
of common stock outstanding                         1,252,028       1,252,028
                                                 =============   ============

Supplemental pro forma net income per share                      $        .52
                                                 =============   ============


    SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                    ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.

                                                              AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                                     CUMULATIVE
                                                                                                       FOREIGN            TOTAL
                                                                       ADDITIONAL                      CURRENCY           SHARE-
                                                         COMMON         PAID-IN        RETAINED       TRANSLATION         HOLDERS'
                                                         STOCK          CAPITAL        EARNINGS        ADJUSTMENT         EQUITY
                                                      -----------     -----------     -----------      -----------      -----------

Balance at December 31, 1994                          $       813     $    45,901     $ 2,363,437      $    (1,363)     $ 2,408,788

Distributions                                                --              --          (308,682)            --           (308,682)

Net income                                                   --              --         1,290,794             --          1,290,794

Cumulative foreign currency translation
 adjustment                                                  --              --              --             14,471           14,471
                                                      -----------     -----------     -----------      -----------      -----------

Balance at December 31, 1995                                  813          45,901       3,345,549           13,108        3,405,371

Distributions                                                --              --          (681,128)            --           (681,128)

Net income                                                   --              --         1,098,214             --          1,098,214

Cumulative foreign currency translation
 adjustment                                                  --              --              --            (17,999)         (17,999)
                                                      -----------     -----------     -----------      -----------      -----------

Balance at December 31, 1996                          $       813     $    45,901     $ 3,762,635      $    (4,891)     $ 3,804,458
                                                      ===========     ===========     ===========      ===========      ===========


Proforma year ended December 31, 1996
   (Unaudited)

Balance at December 31, 1995                          $       813     $    45,901     $ 3,345,549      $    13,108      $ 3,405,371
Distributions                                                --              --        (2,408,573)            --         (2,408,573)
Net income                                                   --              --         1,098,214             --          1,098,214
Cumulative foreign currency translation
  adjustment                                                 --              --              --            (17,999)         (17,999)
                                                      ----------      -----------     ------------     -----------      -----------


Proforma balance at December 31, 1996
  (Unaudited)                                         $       813     $    45,901     $ 2,035,190      $    (4,891)     $ 2,077,013
                                                      ===========     ===========     ===========      ===========      ===========


    SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.



                                     ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                               AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS


YEAR ENDED DECEMBER 31,                                   1995          1996
----------------------                                -----------    -----------
OPERATING ACTIVITIES:
  Net income                                          $ 1,290,794    $ 1,098,214
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Provision for losses on accounts receivable           5,812         27,802
      Depreciation and amortization                        62,548        109,286
      Deferred income taxes                                (5,679)          --
      (Increase) decrease in:
        Accounts receivable                            (1,414,312)       271,613
        Inventories                                    (1,277,611)    (1,496,968)
        Prepaid expenses and other current assets          51,659        (48,991)
        Deferred offering costs and other assets             --         (282,189)
      Increase (decrease) in:
        Bank overdraft                                     74,889        (74,889)
        Accounts payable and accrued expenses           1,090,830        759,203
        Income taxes payable                               33,787        (29,702)
                                                      -----------   ------------
Net cash provided by (used in) operating activities       (87,283)       333,379
                                                      -----------   ------------
INVESTING ACTIVITIES:
  Additions to property and equipment                    (362,102)      (131,243)
                                                      -----------   ------------
FINANCING ACTIVITIES:
  Net proceeds from borrowings                            647,049        508,991
  Loan from affiliate                                      46,260           --
  Dividend distributions                                 (308,682)      (681,128)
                                                      -----------    -----------
Net cash provided by (used in) financing activities       384,627       (172,137)
                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH                           (64,758)        29,999
Effect of exchange rate changes on cash                    31,284        (17,999)
CASH, AT BEGINNING OF YEAR                                237,278        203,804
                                                      -----------    -----------
CASH, AT END OF YEAR                                  $   203,804    $   215,804
                                                      ===========    ===========
SUPPLEMENTAL INFORMATION:
  Cash paid for:
   Interest                                           $    65,416    $   138,285
   Taxes                                                   13,468         37,766
                                                      ===========    ===========


    SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                     ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                               AND SUBSIDIARIES

                                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



DESCRIPTION OF              Advanced Electronic Support Products, Inc., (AESP)
BUSINESS                    is primarily a wholesaler of computer cables and
                            accessories whose customers are computer dealers and retailers located in the U.S. and foreign markets.
                            The Company grants credit to customers without collateral.

SUBSIDIARIES                As the subsidiaries, Advanced Electronic Support
AND BASIS OF                Products Computertillbehor i Sweden AB ("AESP
PRESENTATION                Sweden") and AESP Computerzubehor GmbH ("AESP
                            Germany"), are based and operating in Germany and Sweden, the functional and reporting currency for statutory purposes is the German Mark and Swedish
                            Krona, respectively. These financial statements have been translated to United States Dollars (U.S. $) using a methodology consistent with Statement of Financial Accounting Standards No. 52, Foreign
                            Currency Translation. Assets and liabilities are translated to U.S. $ at the rate prevailing on the balance sheet dates and the income statements have been translated from the functional currency to U.S.
                            $ using an average exchange rate for the applicable period. Results of this translation process are accumulated as a separate component of shareholders' equity. Exchange gains (losses) (approximately
                            ($11,000) and $64,000 for the years ended December
                            31, 1996 and 1995, respectively) are included in other income in the accompanying consolidated statements of income.

PRINCIPLES OF               The accompanying consolidated financial statements
CONSOLIDATION               include the accounts of AESP and the subsidiaries
                            (collectively, the Company). Intercompany transactions and balances have been eliminated in combination.

INVENTORIES                 Inventories are stated at the lower of
                            cost or market using the last in, first-out method for AESP and the first-in, first-out method for the subsidiaries. Inventory of AESP would be approximately the same had they used the first-in, first-out method.

PROPERTY AND                Property and equipment is recorded at
EQUIPMENT                   cost. Depreciation and amortization is
                            computed by the straight line and accelerated methods based on the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the life of the asset or the lease.

                                     ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                               AND SUBSIDIARIES

                                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


REVENUE                     Revenues are recognized at the time of shipment of
RECOGNITION                 the respective merchandise.

INCOME TAXES                AESP, with the consent of its shareholders, elected
                            to be taxed as an S Corporation. Shareholders of an S Corporation are taxed on their proportionate share of the Company's taxable income. Accordingly, no provision for federal or state income tax is required.

                            The pro forma provisions for income taxes and net income assume that the Company was subject to income tax.

                            AESP Germany and AESP Sweden are subject to taxation in Germany and Sweden, respectively, and accordingly, calculate and report the tax charges in accordance with applicable statutory regulations.

                            For the purpose of these financial statements the Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income taxes for all periods presented. Under the asset and liability method of SFAS 109, deferred taxes are recognized for differences between financial statement and income tax bases of assets and liabilities.

                            Upon the Company becoming subject to income taxes, a deferred tax liability will be recorded, through a charge to operations, for the tax effect of cumulative temporary differences between financial statement and tax purposes. Such deferred tax liability results principally from temporary differences relating to allowance for doubtful accounts and the repatriation of the income of the foreign subsidiaries and would have amounted to approximately $2,500 at December 31, 1996 had the Company been subject to federal and state taxes at such date.

USE OF ESTIMATES            The preparation of the financial statements in
                            conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimated amounts.

EARNINGS PER                Pro forma net income per share is based on the
SHARE                       weighted average number of shares of common stock
                            outstanding during each period, after giving effect to the stock split (described in Note 1) and the assumed conversion of the notes to be issued to the existing shareholders at $4.00 a share, as described in Note 13.

                            Supplemental pro forma net income per share for the year ended December 31, 1996 is based on the weighted average number of outstanding shares of common stock used in the computation of pro forma net income per share plus the 295,000 shares, calculated at an offering price of $6.00 per share, being sold by the Company in the offering to repay borrowings, including the $300,000 payment to be made to shareholders with respect to the convertible, subordinated notes, of $1,727,445 at December 31, 1996. The computation gives effect to elimination of interest costs associated with the borrowings, net of pro forma income taxes.

FUTURE ACCOUNTING            In October 1995, FASB issued SFAS No. 123,
PRONOUNCEMENT               "Accounting for Stock Based Compensation. "SFAS No.
                            123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt the fair value based method for employees but instead discloses the effects of the calculation required by the statement.

DEFERRED OFFERING           Upon completion of the Company's initial public
COSTS                       offering, deferred offering costs will be
                            charged to additional paid-in capital.

RECLASSIFICATIONS           Certain 1995 amounts have been reclassified to
                            conform with the 1996 presentation.

                                     ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                               AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. REORGANIZATION           The accompanying financial statements give effect to
                            the recapitalization, effected on February 13, 1997, of the Company in connection with the public offering of its common stock, the termination of AESP's federal income status as an S-Corporation and the contribution, to AESP, of the shares of stock in AESP Sweden and AESP Germany, whose shares of common stock are owned by the shareholders of AESP. The contribution of shares will be accounted for under the pooling of interest method as the transaction will be treated as a combination of companies under common control.

                            In connection with the public offering, immediately prior to the effectiveness of the registration statement, AESP issued a stock dividend in the form of a stock split, whereby the 66 2/3 shares of stock presently outstanding (after cancellation of the shares held in treasury), were converted into 812,500 shares of common stock. AESP increased its authorized capital from 100 shares, $1 par value to 20,000,000 shares of common stock, $.001 par value and 1,000,000 shares of preferred stock, $.001 par value.

                            The components of shareholders' equity, all shares and per share amounts have been retroactively adjusted to reflect the stock split.

2. PROPERTY AND             Property and equipment consist of the following:
   EQUIPMENT
                            DECEMBER 31,                                1996
                            ------------                             ---------
                            Leasehold improvements                   $ 258,373
                            Office equipment                            68,649
                            Machinery and equipment                    105,155
                            Furniture and fixtures                     114,180
                            Vehicles                                    82,207
                                                                     ---------
                                                                       628,564
                             Less:  accumulated depreciation
                                    and amortization                   225,940
                                                                     ---------
                                                                     $ 402,624
                                                                     =========

                                     ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                               AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3. NOTES PAYABLE            Notes payable at December 31, 1996 consist of the
                            following:

                            Prime + .50% (8.75% at December 31, 1996) line of
                            credit with a financial institution in the amount of
                            $2,500,000, payable monthly, due July 26, 1997,
                            secured by all assets (guaranteed by principal
                            shareholders).                                           $ 1,470,000

                            8.5% note payable to an entity owned by the
                            Shareholders of the Company, payable upon demand.
                                                                                         120,000

                            Other                                                         36,293
                                                                                     -----------


                                                                                     $ 1,626,293
                                                                                     ===========


                            At December 31, 1996, the Company was not in compliance with certain loan covenants under the line of credit. With respect to these instances of noncompliance, the Company has obtained waivers from its lender. From the proceeds of the Company's initial public offering, the Company repaid the line of credit.

4.    FOREIGN
      OPERATIONS

                                                                 SWEDEN
                                           UNITED STATES       AND GERMANY        ELIMINATION        CONSOLIDATED
                                           -------------       ------------     ---------------     --------------
Year ended December 31, 1995:
  Sales to unaffiliated customers          $  11,376,399       $  2,344,615     $             -     $   13,721,014

  Transfers between geographic areas             888,433                  -            (888,433)                 -
                                           -------------       ------------     ---------------     --------------


  Total                                    $  12,264,832       $  2,344,615     $      (888,433)    $   13,721,014
                                           -------------       ------------     ---------------     --------------


  Operating Income                         $   1,213,893       $    139,218     $       (10,303)    $    1,342,808
                                           -------------       ------------     ---------------     --------------


  Identifiable assets                      $   5,797,358       $  1,111,694     $        (6,022)    $    6,903,030
                                           =============       ============     ================    ==============


                                     ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                               AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                 SWEDEN
                                           UNITED STATES       AND GERMANY        ELIMINATION         CONSOLIDATED
                                           -------------       ------------     ---------------     ---------------

Year ended December 31, 1996:
  Sales to unaffiliated customers          $  10,976,154       $  2,731,488     $             -     $   13,707,642

  Transfers between geographic areas           1,133,743                  -          (1,133,743)                 -
                                           -------------       ------------     ---------------     --------------


  Total                                    $  12,109,897       $  2,731,488     $    (1,133,743)    $   13,707,642
                                           -------------       ------------     ---------------     --------------
  Operating Income                         $   1,102,102       $      5,017     $        38,942     $    1,146,061
                                           -------------       ------------     ---------------     --------------
  Identifiable assets                      $   7,836,207       $  1,116,491     $      (486,978)    $    8,465,720
                                           =============       ============     ===============     ==============


                            Transfers between geographic areas are made at prices which approximate prices charged to unaffiliated customers and have been eliminated from consolidated revenues.

                            Identifiable assets are those assets, that are identified with the operations in each geographic area. Foreign sales, including those of AESP, for the years ended December 31, 1996 and 1995 approximated 33% and 22% of consolidated revenues, respectfully.

5.   RELATED PARTY          The Company had sales of approximately $170,000
     TRANSACTIONS           during the year ended December 31, 1995 to an entity
                            owned by the shareholders of the Company. There were no sales to such entity for the year ended December
                            31, 1996.

6.   SIGNIFICANT            For the year ended December 31, 1996, one customer
     CUSTOMERS              accounted for 11.6% of consolidated revenues; for
                            1995, two customers accounted for 16.5% and 12.0% of consolidated revenues.

7.   FINANCIAL              The carrying amounts of financial instruments
     INSTRUMENTS            including accounts receivable, accounts payable and
                            short-term debt approximated fair value due to the relatively short maturity.

8.   COMMITMENTS            The Company rents office space under non-cancelable
                            leases expiring in 1998. The minimum future rental commitment for leases in effect at December 31, 1996, including leases to related parties, approximates the following:

                                     ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                               AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                            YEARS ENDING DECEMBER 31,
                            ---------------------------------------------------
                                    1997                    $ 130,000
                                    1998                      120,000
                                    1999                      115,000
                                    2000                      109,000
                                    2001                      109,000
                           ----------------------------------------------------
                                                           $  583,000
                           ====================================================

                            In July 1996, the Company entered into a five year lease to rent office and warehouse space from an entity owned by the shareholders of the Company at $3,600 per month. The mortgage on the property has been guaranteed by the Company. The balance outstanding at December 31, 1996 approximates $244,000.

                            Rent expense in 1996 and 1995 aggregated approximately $231,000 and $112,000, respectively, including $43,200 in each year to related parties.

                            The Company is liable under a patent license agreement, expiring in 2000, whereby it is required to pay a fee (as defined) for each product sold subject to the agreement. During 1996 and 1995, approximately $12,000 and $18,000, respectively, of royalties were paid.


9.   DEFERRED               In 1995, the Company adopted a defined contribution
     COMPENSATION           plan established pursuant to Section 401(k) of the
     PLAN                   Internal Revenue Code. Employees contribute to the
                            plan a percentage of their salaries, subject to certain dollar limitations and the Company matches a portion of the employees' contributions. The
                            Company's contributions to the plan for the years ended December 31, 1996 and 1995 aggregated $35,829 and $4,300, respectively.

                                 ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC. AND
                                                                   SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10. INCOME TAXES            The following are the components of pro forma income
                            tax expense:

                           YEAR ENDED DECEMBER 31,        1995           1996
                           -----------------------        ----           ----
                                 Current
                                      Federal         $  357,568     $  334,315
                                      State               62,985         56,309
                                      Foreign             50,359          8,064
                                                      ----------     ----------
                                                         470,912        398,688
                                                      ==========     ==========
                                 Deferred
                                      Federal             17,432         (5,315)
                                      State                1,015           (309)
                                      Foreign             (5,679)            -
                                                      ----------     ----------
                                                          12,768         (5,624)
                                                      ----------     ----------
                                 Total                $  483,680     $  393,064
                                                      ==========     ==========

                                 The proforma provision for income taxes
                                 represents the estimated income taxes that would have been reported had AESP not been an S Corporation and had been subject to Federal and state income taxes.

                                 The reconciliation of proforma and foreign income tax attributed to the continuing operations computed at the United States federal statutory tax rate of 34% to income tax expense is as follows:

                                 YEAR ENDED DECEMBER 31,                  1995           1996
                                 -----------------------              -----------     ----------
                                 Tax at the United States
                                  statutory rate                      $   454,062     $  376,135

                                 States income taxes, net
                                  of federal benefit                       42,466         37,170

                                 Differences in effective income
                                  tax of other countries and
                                  other items                             (12,848)       (20,241)
                                                                      -----------     ----------
                                 Total                                $   483,680     $  393,064
                                                                      ===========     ==========

                                 ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC. AND
                                                                   SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 The provision for income taxes relates to the Swedish and German operations. The statutory tax rates in Sweden and Germany for 1996 and 1995 range from 28% to 45%.

                                 Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's proforma deferred assets and liabilities at December 31, 1996 are as follows:

                                 Proforma Items:
                                     Deferred tax assets
                                        Allowance for doubtful accounts        $ 24,460
                                     Deferred tax liabilities
                                        Repatriation of income of
                                          foreign subsidiaries                  (27,000)
                                                                               --------
                                     Net deferred tax asset/(liability)        $ (2,540)
                                                                               ========


11. STOCK OPTIONS           At December 31, 1996, the Company has a fixed stock
                            option plan and non-plan options which are described below. The Company applies APB Opinion 25,
                            ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for employee stock options. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

                            The Company has adopted the 1996 Stock Option Plan (the "Plan"). Pursuant to the Plan, options to acquire a maximum of 265,000 shares of Common Stock may be granted to directors, executive officers, employees (including employees who are directors), independent contractors and consultants of the Company. Options to purchase 3,000 shares have been granted in 1997 under the Plan.

                            Pursuant to the Plan, the Company may grant incentive stock options and nonqualified stock options. The exercise price of options granted are required to be at least equal to the per share fair market value of the common stock on the date of the grant. Options granted have maximum terms of not more than 10 years and are not transferable. Incentive stock options granted to an individual owning more than 10 percent of the total combined voting power of all classes of stock issued by the Company must

                                 ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC. AND
                                                                  SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            be equal to 110 percent of the fair market value of the shares issuable on the date of the grant; such options are not exercisable more than five years after the grant date.

                            The Company may not grant options in excess of 15% of the outstanding common stock for a period of one year from the effective date of the Company's initial public offering.

                            Generally, options are exercisable one-third upon grant, one-third on the first anniversary of such grant and the final one-third on the second anniversary of such grant. However, options granted under the Plan shall become immediately exercisable if the holder of such options is terminated by the Company or is no longer a director of the Company, as the case may be, and subsequent to certain events which are deemed to be a "change in control" of the Company.

                            Incentive stock options granted under the Plan are subject to the restriction that the aggregate fair market value (determined as of the date of grant) of options which first become exercisable in any calendar year cannot exceed $100,000.

                            The Plan provides for adjustments in the number and type of shares covered by the Plan and options granted thereunder in the event of any reorganization, merger, recapitalization or certain other transactions involving the Company.

                            In addition, in 1996, ten year non-plan options to purchase an aggregate of 200,000 shares at $6.00 were granted to two officers of the Company.

                            FASB Statement 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: no dividend yield percent; expected volatility of 0.1; risk-free interest rates of 6.0%, and expected lives of 10 years for the non-plan options.

                                 ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC. AND
                                                                 SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            Under the accounting provisions of FASB Statement 123, the Company's pro forma net income and earnings per share would have been as follows:

                            YEAR ENDED DECEMBER 31,                   1996
                            -----------------------                   -----


                            Pro forma net income
                                As reported                        $  713,214
                                Pro forma                             403,214
                                                                   ----------
                            Pro forma net income per share
                                As reported                        $      .57
                                Pro forma                                 .32

                            A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 1996, and changes during the year then ended is presented below:

                                                                                                         WEIGHTED-
                                                                                                          AVERAGE
                                                                                                         EXERCISE
                                                                                          SHARES          PRICE
                                                                                          ------       -----------
                             Outstanding at beginning of year                                  -       $      -
                             Granted                                                     200,000           6.00
                             Exercised                                                         -              -
                             Forfeited                                                         -              -
                                                                                         -------        -------
                             Outstanding at end of year                                  200,000           6.00
                                                                                         -------        -------
                             Options exercisable at year-end                             200,000           6.00
                             Weighted-average fair value of options
                               granted during the year                                   $  1.55
                                                                                         =======        =======
                             The following table summarizes information
                             about fixed stock options and non-plan options
                             outstanding at December 31, 1996:

                                         OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                             ----------------------------------------                    -------------------------
                                                            WEIGHTED-
                                                 NUMBER      AVERAGE        WEIGHTED-      NUMBER        WEIGHTED-
                             RANGE OF       OUTSTANDING     REMAINING        AVERAGE     EXERCISABLE     AVERAGE
                             EXERCISE            AT        CONTRACTUAL       EXERCISE         AT         EXERCISE
                             PRICES           12/31/96        LIFE            PRICE        12/31/96       PRICE
                             ------           --------        ----            -----        --------       -----
                             $6.00              200,000           9.9          $6.00       200,000        $6.00

                                 ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC. AND
                                                                   SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






12. PROPOSED                Included in selling, general and administrative
    MERGER                  expenses for the year ended December 31, 1996, is
                            approximately $125,000 of costs and expenses in connection with a proposed merger which was unsuccessful.



13. SUBSEQUENT              The Company completed an initial public offering in
    EVENTS                  February and March 1997 of 920,000 shares of $.001
                            par value per share common stock of the Company at $6.00 per share plus 920,000 redeemable common share purchase warrants of the Company at $.125 per warrant, including and over-allotment option of 120,000 shares and 120,000 warrants. In this connection, the Company received net proceeds of approximately $4,862,000, of which $1,470,000 was utilized to repay the line of credit and $200,000 to make a principal payment on the subordinated promissory note to the Company's principal shareholders.

                            Upon completion of the offering, the Company entered into a financial advisory agreement with the underwriter for a period of two years, for an aggregate fee of $47,000.

                            In connection with the offering, the Company (i) made a distribution to its current Shareholders of $1,727,445, plus an adjustment for 1997 earnings (as defined), in the form of a seven year, prime + 1%, convertible (at $4.00 per share), subordinated promissory note payable, (ii) entered into five year employment agreements with its current shareholders which includes a minimum annual compensation of $150,000 plus performance bonuses and (iii) issued options, to each of its two shareholders, to purchase 180,250 shares of common stock at the initial public offering price of $6.00 per share; such options are considered contingent options which vest and are exercisable seven years after the date of grant, with provision for earlier vesting based upon future earnings per share, net income or trading prices of the Company's common stock (all as defined).

                            At December 31, 1996, the foregoing notes to shareholders would result in a charge of $1,727,445 to retained earnings. The proforma balance sheet at December 31, 1996 gives effect to such distribution.

                            The aforementioned employment agreements provide for annual increases, as defined. In the event of a change in control of the Company (as defined) the shareholders may terminate their employment with the Company for a

                                 ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC. AND
                                                                   SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                            lump sum payment of $750,000 each. In addition, the Company will provide the shareholders with a $1,000,000 term life insurance policy and an automobile allowance.

                            Effective January 1, 1997, the Company entered into a consulting agreement for a period of one year in which the consultant will be paid $16,300 per month. In addition , the Company has granted the consultant a seven year option to purchase 63,000 shares of its common stock, at $4.00 a share with respect to 23,000 shares and $6.00 a share with respect to 40,000 shares.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION
------       -----------



27.1         Financial Data Schedule