Form 10QSB
period 1997-03-31
ADVANCED ELECTRONIC SUPPORT PRODUCTS INC
filed 1997-05-15
CIK 1026744

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1997

                                       OR

[   ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___________________ to ________

                          Commission File No. 000-21889

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               FLORIDA                                       2327-381
--------------------------------                        -------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)

1810 N.E. 144th Street
NORTH MIAMI, FLORIDA                                           33181
----------------------------------------                   -----------------
(Address of Principal Executive Offices)                      (Zip Code)

         Issuer's Telephone Number, Including Area Code: (305) 944-7710

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require ments for the past 90 days.

                         Yes ___                  No     X

         The number of shares outstanding of the issuer's Common Stock, as of May 9, 1997, is 1,732,500

Transitional Small Business Disclosure Format (check one)

                         Yes ___                  No     X

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                               PAGE
                                                                                                               ----
Item 1.    FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheet at
      March 31, 1997..............................................................................................3

      Condensed Consolidated Statements of Income for the three months ended March  31, 1997 and 1996..............................................................................4

      Condensed Consolidated Statements of Shareholders' Equity for the
      three months ended March  31, 1997 and 1996.................................................................5

      Condensed Consolidated Statements of Cash Flows for the three months ended March  31, 1997 and 1996 ......................................................................6

      Notes to Condensed Consolidated Financial Statements........................................................7

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL POSITION AND RESULTS OF OPERATIONS.......................................................11

                                            PART II.  OTHER INFORMATION

Item 1.    LEGAL PROCEEDING......................................................................................15

Item 2.    CHANGES IN SECURITIES.................................................................................15

Item 3.    DEFAULTS UPON SENIOR SECURITIES.......................................................................15

Item 4.    SUBMISSION OF MATTERS TO VOTE

             OF SECURITY HOLDERS.................................................................................15

Item 5.    OTHER INFORMATION.....................................................................................15

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K......................................................................15





                          Part I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                                     (UNAUDITED)

MARCH 31,                                                               1997
----------------------------------------------------------------------------
ASSETS

CURRENT
  Cash                                                   $         1,473,084
  Accounts receivable, net of allowance for
    doubtful accounts of $70,000                                   3,227,278
  Inventories                                                      4,364,943
  Prepaid expenses and other current assets                          285,358
----------------------------------------------------------------------------
Total current assets                                               9,350,663
PROPERTY AND EQUIPMENT, net                                          399,816
OTHER ASSETS                                                          51,500
----------------------------------------------------------------------------
                                                         $         9,801,979
----------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
  Notes payable                                          $           322,000
  Accounts payable and accrued expenses                            1,283,393
  Income taxes payable                                               131,163
----------------------------------------------------------------------------
Total current liabilities                                          1,736,556
Notes payable shareholders                                         1,439,125
----------------------------------------------------------------------------
Total liabilities                                                  3,175,681
----------------------------------------------------------------------------
COMMITMENTS
----------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Preferred stock, $.001 par value;  1,000,000
    shares authorized; none issued                                         -
  Common stock, $.001 par value; 20,000,000 shares
    authorized; 1,732,500 shares issued and outstanding                1,733
  Paid-in capital                                                  6,273,357
  Retained earnings                                                  366,002
  Cumulative foreign currency translation adjustment                 (14,794)
----------------------------------------------------------------------------
Total shareholders' equity                                         6,626,298
----------------------------------------------------------------------------
                                                         $         9,801,979
----------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.








                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                                   (UNAUDITED)


THREE MONTHS ENDED MARCH 31,                               1997           1996
------------------------------------------------------------------------------

Net sales                                         $   3,594,049    $ 3,515,931
------------------------------------------------------------------------------

OPERATING EXPENSES:

  Cost of sales                                       1,905,676      2,098,960

  Selling, general and administrative expenses        1,327,959        967,507
------------------------------------------------------------------------------

Total operating expenses                              3,233,635      3,066,467
------------------------------------------------------------------------------


INCOME FROM OPERATIONS                                  360,414        449,464

Other income (expense)
  Interest                                              (48,426)       (29,239)
  Other                                                 (23,364)         6,166
------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                              288,624        426,391

Provision for income taxes                               92,652         49,761
------------------------------------------------------------------------------

NET INCOME                                        $     195,972    $   376,630
------------------------------------------------------------------------------


PRO FORMA AMOUNTS:

  Income before income taxes                      $     288,624    $   426,391
  Provision for income taxes                            103,652        178,761
------------------------------------------------------------------------------

PRO FORMA NET INCOME                              $     184,972    $   247,630
------------------------------------------------------------------------------

Pro forma net income per share                    $         .14    $         .20
Weighted average number of shares of common stock
    outstanding                                       1,365,098        1,254,948
--------------------------------------------------------------------------------

Supplemental pro forma net income per share       $         .13
--------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




                     CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                   (UNAUDITED)

                                                                                                     CUMULATIVE
                                                                                                        FOREIGN           TOTAL
                                                                                                       CURRENCY          STOCK-
                                                         COMMON          PAID-IN       RETAINED     TRANSLATION        HOLDERS'
                                                          STOCK          CAPITAL       EARNINGS      ADJUSTMENT          EQUITY
-------------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 1996                             $    813   $       45,901  $   3,345,549     $    13,108  $    3,405,371

Distributions                                                 -                -       (164,694)              -        (164,694)

Net Income                                                    -                -        376,630               -         376,630

Cumulative foreign currency translation
  adjustment                                                  -                -              -            (991)           (991)
-------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1996                              $    813   $       45,901  $   3,557,485     $    12,117  $    3,616,316
-------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 1, 1997                             $    813   $       45,901  $   3,762,635     $    (4,891) $    3,804,458

DISTRIBUTIONS (NOTE 1)                                        -          719,560     (2,458,685)              -      (1,739,125)

NET PROCEEDS FROM ISSUANCE OF COMMON
  STOCK AND WARRANTS                                        920        4,373,976              -               -       4,374,896

NET INCOME                                                    -                -        195,972               -         195,972

RECLASSIFICATION OF CUMULATIVE UNDISTRIBUTED
  EARNING APPLICABLE TO THE COMPANY'S
  S CORPORATION STATUS                                        -        1,133,920     (1,133,920)              -               -

CUMULATIVE FOREIGN CURRENCY TRANSLATION
  ADJUSTMENT                                                  -                -              -          (9,903)         (9,903)
-------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 1997                              $  1,733   $    6,273,357  $     366,002     $   (14,794) $    6,626,298
-------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                    (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                                                     1997            1996
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                            $     195,972     $   376,630
  Adjustments to reconcile net income to net cash
      used in operating activities:
      Provision for losses on accounts receivable                               4,685           6,000
      Depreciation and amortization                                            19,667          26,223
      Deferred income taxes                                                   (32,000)              -
      (Increase) decrease in:
        Accounts receivable                                                  (516,360)        197,049
        Inventories                                                           329,975        (152,491)
        Prepaid expenses and other current assets                            (130,776)        (13,561)
      Increase (decrease) in:
        Accounts payable and accrued expenses                              (1,734,675)       (723,123)
        Income taxes payable                                                  114,262          36,893
-----------------------------------------------------------------------------------------------------

Net cash used in operating activities                                      (1,749,250)       (246,380)
-----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Additions to property equipment                                             (16,359)        (33,520)
-----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Net proceeds (payments) on borrowings                                    (1,304,293)        400,023
  Dividend distributions                                                            -        (164,694)
  Payment on notes payable-shareholders                                      (300,000)              -
  Proceeds from sale of stock and warrants, net                             4,637,085               -
-----------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                   3,032,792         235,329
-----------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH                                             1,267,183         (44,571)
Effect of exchange rate changes in cash                                        (9,903)          3,062
CASH, AT BEGINNING OF YEAR                                                    215,804         203,804
-----------------------------------------------------------------------------------------------------

CASH, AT END OF PERIOD                                                  $   1,473,084     $   162,295
-----------------------------------------------------------------------------------------------------

Supplemental information:
  Cash paid for
    Interest                                                            $      23,665     $    27,145
    Taxes                                                               $           -     $         -
    Non-cash distribution to shareholders in the form of a
      convertible subordinated promissory note                          $   1,739,125     $         -
    Non-cash distribution credited to paid-in capital                   $     719,560               -
    Non-cash reclassification of cumulative undistributed earnings
      applicable to the Company's S corporation status                  $   1,133,920     $         -
    Deferred offering costs charged against paid-in capital
      in connection with initial public offering                        $     262,189     $         -
-----------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.    BASIS OF        The accompanying unaudited condensed consolidated
      PRESENTATION    financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
                      10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
                      In the opinion of management, all adjustments (consisting of normal recurring accruals, except for the adjustment to record deferred taxes discussed below considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's
                      Annual Report on Form 10-KSB for the year ended December
                      31, 1996.

                      Pro forma net income per share is based on the weighted average number of shares of common stock outstanding during each period, after giving effect to the stock split (described in Note 2), the assumed conversion of the notes to be issued to the principal shareholders at $4.00 a share, and the exercise of the options with respect to 63,000 shares as described in Note 2.

                      Supplemental pro forma net income per share for the three months ended March 31, 1997 is based on the weighted average number of outstanding shares of common stock used in the computation of pro forma net income per share plus the 295,000 shares, calculated at an offering price of $6.00 per share, sold by the Company in the offering to repay borrowings, including the $300,000 payment made to shareholders with respect to the convertible subordinated notes of $1,739,125 at the date of the public offering of the Company's common stock. The computation gives effect to elimination of interest costs associated with the borrowings, net of pro forma income taxes.

                      Through February 14, 1997, AESP, with the consent of its stockholders, elected to be taxed as an S Corporation. Shareholders of an S Corporation are taxed on their proportionate share of the Company's taxable income.

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      Accordingly, no provision for federal income tax was required for periods prior to the Company's initial public offering.

                      AESP Germany and AESP Sweden are subject to taxation in Germany and Sweden and accordingly, calculate and report the tax charges in accordance with applicable statutory regulations.

                      Upon the Company becoming subject to income taxes, a net deferred tax asset was recorded for the three months ended March 31, 1997 for the tax effect of cumulative temporary differences between financial statement and tax purposes. Such net deferred tax asset resulted principally from temporary differences relating to allowance for doubtful accounts and the repatriation of the income of the foreign subsidiaries and aggregated approximately $13,000.

                      For the purpose of these financial statements the Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 109, Accounting for Income taxes for all periods presented. Under the asset and liability method of SFAS 109, deferred taxes are recognized for differences arising from the differences between financial statement and income tax bases of assets and liabilities.





2. INITIAL PUBLIC     The Company completed an initial public offering in
   OFFERING AND       February and March 1997 of an aggregate of 920,000 shares
   REORGANIZATION     of $.001 par value per share common stock of the Company
                      at $6.00 per share plus an aggregate of 920,000 redeemable common share purchase warrants of the Company at $.125 per warrant, including an over-allotment option of 120,000 shares and warrants. In this connection, the Company received net proceeds of approximately (or $4,637,000 net of certain capitalized expenses in connection with the Company's initial public offering) of which $1,470,000 was utilized to repay a substantial portion of its then outstanding line of credit and $300,000 to make a principal payment on the subordinated promissory notes to the Company's principal shareholders. (See below.)

                      The accompanying financial statements give effect to the recapitalization, effected on February 13, 1997, of the Company in connection with the public offering of its common stock, the termination of AESP's federal income status

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      as an S Corporation and the contribution, to AESP, of the shares of stock in AESP Sweden and AESP Germany, whose shares of common stock were owned by the principal shareholders of AESP. The contribution of shares is accounted for under the pooling of interest method as the transaction is a combination of companies under common control.

                      In connection with the public offering, immediately prior to the effectiveness of the registration statement, AESP issued a stock dividend in the form of a stock split, whereby the 66 2/3 shares of stock then outstanding (after cancellation of the shares held in treasury), were converted into 812,500 shares of common stock. AESP increased its authorized capital from 100 shares, $1 par value to 20,000,000 shares of common stock, $.001 par value per share and 1,000,000 shares of preferred stock, $.001 par value per share.

                      Upon completion of the initial offering, the Company entered into a financial advisory agreement with the underwriter for a period of two years, for an aggregate fee of $47,000, which was prepaid at the closing.

                      In connection with the offering, the Company (i) made a distribution to its principal shareholders of $1,739,125, in the form of a seven year, prime + 1%, convertible (at $4.00 per share) subordinated promissory note payable,
                      (ii) entered into five year employment agreements with its principal shareholders which includes a minimum annual compensation of $150,000 plus performance bonuses and
                      (iii) issued options, to each of its two principal shareholders, to purchase 180,250 shares of common stock at the initial public offering price of $6.00 per share; such options are considered contingent options which vest and are exercisable seven years after the date of grant, with provisions for earlier vesting based upon future earnings per share, net income or trading prices of the Company's common stock (all as defined). In connection with the favorable conversion price of the subordinated promissory notes referred to above, the Company recorded a $719,560 distribution to the principal shareholders, with a corresponding credit to paid-in capital. Such amount is based upon the difference in the conversion price and the public

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      offering price times the number of shares issuable upon conversion of the notes.

                      In addition to the foregoing distribution, in April 1997, the Company made a distribution of approximately $260,000 to its two principal shareholders, representing the income taxes they are individually required to pay in connection with the Company's S Corporation earnings.

                      The aforementioned employment agreements provide for annual increases, as defined. In the event of a change in control of the Company (as defined) the shareholders may terminate their employment with the Company for a lump sum payment of $750,000 each. In addition, the Company will provide the shareholders with a $1,000,000 term life insurance policy and an automobile allowance.

                      Effective January 1, 1997, the Company entered into a consulting agreement for a period of one year in which the consultant will be paid $16,300 per month. In addition , the Company has granted the consultant, in 1996, an eight year option to purchase 23,000 shares of its common stock, at $4.00 a share and a five year option to purchase 40,000 shares of its common stock at $6.00 a share.

3.    NOTES PAYABLE   Notes payable consist of the following:

                      MARCH 31,                                                                 1997
                      --------------------------------------------------------------------------------
                      Prime + .50% (9.00% at March 31, 1997) line of credit with a financial institution in the amount
                      of $2,500,000, payable monthly, due July 1997.                       $  202,000


                      8.5% note payable to an entity owned by the principal
                      shareholders of the Company, payable upon demand.                       120,000
                      --------------------------------------------------------------------------------
                                                                                           $  322,000
                      ================================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB contain forward-looking statements which involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and the factors discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and the Company's Prospectus dated February 13, 1997.

         RESULTS OF OPERATIONS

         Please refer to the Company's "Results of Operations" section in Item 6 of its Annual Report on Form 10-KSB for the year ended December 31, 1996, which is incorporated into this Quarterly Report by reference. Item 6 of the Annual Report contains a discussion of, among other things, the importance to the Company of the impact on the Company's operating results from period to period of the mix of sales between retail and original equipment manufacturer ("OEM") sales. Item 6 also contains a discussion on how the Company's retail sales have increased in comparison to its OEM sales, and how this increase has positively impacted the Company's gross profit margins and caused an increase in selling, general and administrative ("SG&A") expenses, which are generally higher with respect to retail sales.

         For the quarter ended March 31, 1997, the Company achieved first quarter net sales of $3,594,049, a slight increase of 2.2% compared to net sales of $3,515,931 for the first quarter of 1996. This increase in net sales from period to period was primarily attributable to increases in retail sales (including catalog sales and sales to computer stores) and sales to the Company's international custmers, including its distributors in the Ukraine and Russia offset by the decrease in OEM sales from 1996 to 1997. The decrease in OEM sales from 1996 to 1997 results from the fact that two OEM customers who made significant purchases during the first quarter of 1996 experienced significant problems (unrelated to the Company) during the latter part of 1996 and into 1997 and as a result purchased significantly less products from the Company during the first quarter of 1997.

         Gross profit margin for the quarter ended March 31, 1997 was 47.0%, compared to 40.3% for the quarter ended March 31, 1996. The increase in gross profit margin was due to the shift in the sales mix from period to period from OEM sales to retail and international sales, which generally have a higher margin. OEM sales represented 18.4% of net sales for the quarter ended March 31, 1997, compared to 48.6% of net sales for the quarter ended March 31, 1996. (Please refer to Item 6 "Results of Operation" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 for a discussion on the reduction in sales to two OEM customers which is the principal cause of this decrease in OEM sales during 1997.) The Company believes the level of gross profit margin achieved in the first quarter of 1997 is high for the computer networking and connectivity industry, and that as the Company grows and increases its sales volume, margins will drop somewhat due to the lower profit margins often associated with larger sales accounts.

         SG&A expenses increased significantly to $1,327,959 for the quarter ended March 31, 1997, an increase of 37.3% compared to the quarter ended March 31, 1996, which had $967,507 in SG&A expenses. The increase in SG&A expenses was due in part to the increase in retail sales versus OEM sales. While retail sales generally have a higher gross margin than OEM sales, they also have a higher SG&A expenses, such as marketing, shipping, warehousing and handling expenses. SG&A expenses for the first quarter of 1997 also increased due in part to expenses associated with the opening of a Western OEM sales office in San Jose, California. This sales office is intended to work directly with a wide range of computer hardware manufacturers to increase the OEM sales of the Company. Increased OEM sales from these activities are not expected to impact the Company's results of operations until the latter part of 1997 or the beginning of 1998, because of the long lead times related to these type of sales. Higher SG&A expenses in 1997 versus 1996 also reflect costs associated with the Company's compliance with its responsibilities as a public company, increased costs associated with expanding the Company's sales and marketing personnel, particularily in Europe, the addition of an audio/visual/cable TV sales department in late 1996 and increased consulting fees.

         Interest expense for the quarter ended March 31, 1997 was $48,426 compared to $29,239 for the quarter ended March 31, 1996. The increased interest expense was due primarily to increased borrowing during the quarter on the Company's line of credit as well as additional interest accrued on the subordinated convertible promissory notes payable to the Company's principal shareholders.

         As a result of the factors set forth above, the Company's income before taxes was $288,624 for the quarter ended March 31, 1997, a decrease of $137,767 or 32.3% compared to income before taxes of $426,391 for 1996. Pro forma net income, which reflects the Company's net income had the Company been taxed as a C Corporation for the entire first quarter of 1996 and 1997 was $184,972 ($.14 per share) for 1997, compared to $247,630 ($.20 per share) for 1996. There were 8.8% or 110,150, more weighted shares outstanding for the 1997 first quarter primarily as a result of the completion during the period of the Company's initial public offering.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         On February 19, 1997 the Company closed its initial public offering of 800,000 shares of Common Stock and 800,000 of Redeemable Common Stock Purchase Warrants. On March 20, 1997 the Company sold an additional 120,000 shares of Common Stock and 120,000 of its Redeemable Common Stock Purchase Warrants in connection with the exercise by the underwriters of their over-allotment option. Collectively, the Company raised net proceeds of approximately $4,862,000 in its initial public offering (or $4,637,000 net of certain capitalized expenses in connection with the offering).

         At March 31, 1997, the Company's working capital was $7,614,107 and its current ratio was 5.38:1, compared to working capital of $3,119,645 and a current ratio of 1.67:1 as of December 31, 1996. The increase in working capital is due primarily to the Company's receipt of the proceeds of its initial public offering, which contributed to the increase in cash, the decrease in current portion of long-term debt through repayment of amounts due under the Company's line of credit and the decrease in accounts payable and accrued expenses.
Also contributing to the increase in working capital was an increase in accounts receivable and other current assets offset by a decrease in inventories, as discussed below.

         As of March 31, 1997 accounts receivable increased $511,675 or 18.84% primarily due to the Company extending longer terms to a large customer and the increase in business with new customers. Inventories decreased $329,975 or 7.03%. The decrease in inventories was due to sales to new retail customers, and in particular sales to international customers.

         As of March 31, 1997, accounts payable and accrued expenses decreased $1,734,675 compared to December 31, 1996. This decrease is primarily due to a portion of the proceeds from the Company's initial public offering being used to pay trade accounts payable and various accrued expenses.

         The Company has a $2,500,000 revolving line of credit with an institutional lender. Borrowings under this line of credit bear interest at the rate of prime plus .5% per annum and are secured by a lien on accounts receivable, inventory and all other assets of the Company. As of March 31, 1997, the amounts due under the line of credit had decreased $1,268,000 to $202,000 when compared to December 31, 1996, primarily due to repayment of the line of credit with a portion of the proceeds from the Company's initial public offering. Borrowings available to the Company under the line of credit are based upon specific percentages of eligible accounts receivable and inventories. As of March 31, 1997, there is $1,970,149 available to the Company under the line of credit borrowing formula.


         The Company intends to reborrow funds from its credit facility to fund its future growth after utilizing the net proceeds from its initial public of offering. There can be no assurance that the Company will be in a position to borrow funds under its credit line at such time as they are required. Additionally, the credit facility will mature on July 26, 1997. While the Company expects that it will be able to renew the facility, there can be no assurance that the credit facility will be renewed or even if renewed that it can be renewed on its current terms. The line of credit is personally guranteed by the Company's principal shareholders.

         Since its inception, the Company has generally foregone the distribution of profits in an effort to grow the Company. As a result, Messrs. Stein and Briskin, the principal shareholders of the Company have in the past personally paid taxes on profits that remained with the Company and were not distributed to them. In addition, Messrs. Stein and Briskin personally paid taxes on undistributed profits of the Company for the period from January 1, 1996 to February 13, 1997, for which the Company reimbursed such persons. The distributions to such persons for this purpose were approximately $260,000 in April 1997.


         In order to reimburse Messrs. Stein and Briskin for the loss of tax benefits associated with the previously taxed profits of the Company, the Company on February 13, 1997 executed two seven year Convertible Subordinated Promissory Notes (the "Principal Shareholders' Notes") each in the amount of $869,562.50 in favor of Messrs. Stein and Briskin. The Principal Shareholders' Notes bear interest at a rate of one percent over the floating prime rate charged by Citibank, N.A. The holders of the notes have the right to convert the principal amount of the notes at any time prior to maturity into shares of the Company's Common Stock based upon a conversion rate of $4.00 per share. In the event that the holders of the Principal Shareholders' Notes exercise the conversion rights, the shares of Common Stock issued upon conversion will be afforded one-time demand registration rights and certain piggyback registration rights.

         The Company believes that the cash balances, along with the unused balances available under the existing line of credit and the net cash flow generated from operating activities, will be adequate to fund the Company's operations in 1997. This is a projection, however, and no assurance can be given that the Company's cash from operations and from its available line of credit will be sufficient to meet the Company's cash requirements during 1997. For example, if the Company were to make a significant acquisition during 1997, it might require additional working capital in order to complete such acquisition and/or finance the operations of the acquired business, depending upon the particular circumstances of the acquisition and the Company's capital resources at that time.

                           Part II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         Not applicable

ITEM 2.           CHANGES IN SECURITIES

         Not applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

ITEM 5.           OTHER INFORMATION

         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                   27.1             Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on Form 8-K have been filed during the quarter ended March 31, 1997.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ADVANCED ELECTRONIC SUPPORT
                                  PRODUCTS, INC.

Date: May 14, 1997                By: /S/ SLAV STEIN
                                     --------------------------------------
                                  SLAV STEIN, President and Chief Executive
                                  Officer

                                  By: /S/ ROMAN BRISKIN
                                     --------------------------------------
                                  ROMAN BRISKIN, Executive Vice President,
                                  Treasurer, and Secretary

                                 EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------

27.1              Financial Data Schedule