Form 10QSB
period 1997-06-30
ADVANCED ELECTRONIC SUPPORT PRODUCTS INC
filed 1997-08-14
CIK 1026744

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997

                                       OR

[   ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___________ to__________

                          Commission File No. 000-21889

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
             -----------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               FLORIDA                                           2327-381
              ----------                                    -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

1810 N.E. 144th Street
NORTH MIAMI, FLORIDA                                                33181
---------------------------------                                -----------
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

                            Yes    X              No_____

         The number of shares outstanding of the issuer's Common Stock, as of August 11, 1997, is 1,732,500 shares.

Transitional Small Business Disclosure Format (check one)

                            Yes   _____           No     X


                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                               PAGE
                                                                                                               ----



Item 1.    FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheet at
      June 30, 1997...............................................................................................3

      Condensed Consolidated Statements of Income for the
      three and six months ended June 30, 1997 and 1996...........................................................4

      Condensed Consolidated Statements of Shareholders' Equity for the six months ended
      June 30, 1997...............................................................................................5

      Condensed Consolidated Statements of Cash Flows for the six
      months ended June 30, 1997 and 1996 ........................................................................6

      Notes to Condensed Consolidated Financial Statements........................................................7

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL POSITION AND RESULTS OF OPERATIONS.......................................................12

                                            PART II.  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.....................................................................................17

Item 2.    CHANGES IN SECURITIES.................................................................................17

Item 3.    DEFAULTS UPON SENIOR SECURITIES.......................................................................17

Item 4.    SUBMISSION OF MATTERS TO VOTE
             OF SECURITY HOLDERS.................................................................................17

Item 5.    OTHER INFORMATION.....................................................................................17

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K......................................................................18


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                        CONDENSED CONSOLIDATED BALANCE SHEET
                                                                 (UNAUDITED)

JUNE 30,                                                                1997
------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash                                                   $         1,116,956
  Accounts receivable, net of allowance for
    doubtful accounts of $70,000                                   3,350,124
  Inventories                                                      4,532,738
  Prepaid expenses and other current assets                          309,749
------------------------------------------------------------------------------
Total current assets                                               9,309,567
PROPERTY AND EQUIPMENT, NET                                          401,010
OTHER ASSETS                                                          59,500
------------------------------------------------------------------------------
                                                         $         9,770,077
------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
  Notes payable                                          $           272,300
  Accounts payable and accrued expenses                            1,501,487
  Income taxes payable                                               141,445
------------------------------------------------------------------------------
Total current liabilities                                          1,915,232
Notes payable-shareholders                                         1,439,125
------------------------------------------------------------------------------
Total liabilities                                                  3,354,357
------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 4)
------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Preferred stock, $.001 par value;  1,000,000
    shares authorized; none issued                                         -
  Common stock, $.001 par value; 20,000,000 shares
    authorized; 1,732,500 shares issued                                1,733
  Paid-in capital                                                  6,013,357
  Retained earnings                                                  418,795
  Cumulative foreign currency translation adjustment                 (18,165)
------------------------------------------------------------------------------
Total shareholders' equity                                         6,415,720
------------------------------------------------------------------------------
                                                         $         9,770,077
------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                                        ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                                                 AND SUBSIDIARIES

                                                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                                                                       (UNAUDITED)

                                                          FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                            ENDED JUNE 30,                        ENDED JUNE 30,
                                                         1997             1996              1997             1996
------------------------------------------------------------------------------------------------------------------
NET SALES                                      $    3,547,685   $    3,065,280     $   7,141,734    $   6,581,211
------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
  Cost of sales                                     2,192,903        1,878,888         4,098,579        3,977,848

  Selling, general and administrative expenses      1,252,632          980,515         2,580,591        1,948,022
------------------------------------------------------------------------------------------------------------------

Total operating expenses                            3,445,535        2,859,403         6,679,170        5,925,870
------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                102,150          205,877           462,564          655,341

Other income (expense)
  Interest                                            (23,567)         (30,031)          (71,993)         (59,270)
  Other                                                26,627          (21,941)            3,264          (15,775)
------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                            105,210          153,905           393,835          580,296

Provision for income taxes                             52,418          (32,479)          145,070           17,282
------------------------------------------------------------------------------------------------------------------

NET INCOME                                     $       52,792   $      186,384     $     248,765    $     563,014
------------------------------------------------------------------------------------------------------------------

PRO FORMA AMOUNTS:
  Income before income taxes                   $      105,210   $      153,905     $     393,835    $     580,296
  Provision for income taxes                           52,418           24,521           156,110          203,282
------------------------------------------------------------------------------------------------------------------

Pro forma net income                           $       52,792   $      129,384     $     237,725    $     377,014
------------------------------------------------------------------------------------------------------------------

Pro forma net income per share                 $          .02   $          .10     $         .12    $         .30
Weighted average number of shares of common
         stock outstanding                          2,170,665        1,254,948         1,919,394        1,254,948
------------------------------------------------------------------------------------------------------------------

Supplemental pro forma net income per share    $          .03                      $         .13
------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                     ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                                                               AND SUBSIDIARIES

                                                                      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                                    (UNAUDITED)

                                                                                                     CUMULATIVE
                                                                                                        FOREIGN           TOTAL
                                                                                                       CURRENCY          STOCK-
                                                         COMMON          PAID-IN       RETAINED     TRANSLATION        HOLDERS'
                                                          STOCK          CAPITAL       EARNINGS      ADJUSTMENT          EQUITY
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1997                             $    813   $       45,901  $   3,762,635     $    (4,891) $    3,804,458

DISTRIBUTIONS (NOTE 2)                                        -          459,560     (2,458,685)              -      (1,999,125)

NET PROCEEDS FROM ISSUANCE OF COMMON
  STOCK AND WARRANTS                                        920        4,373,976              -               -       4,374,896

NET INCOME                                                    -                -        248,765               -         248,765

RECLASSIFICATION OF CUMULATIVE UNDISTRIBUTED
  EARNING APPLICABLE TO THE COMPANY'S
  S CORPORATION STATUS                                        -        1,133,920     (1,133,920)              -               -

CUMULATIVE FOREIGN CURRENCY TRANSLATION
  ADJUSTMENT                                                  -                -              -         (13,274)        (13,274)
-------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1997                               $  1,733   $    6,013,357  $     418,795     $   (18,165) $    6,415,720
-------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                                                       ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                                                 AND SUBSIDIARIES

                                                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                                                                      (UNAUDITED)

SIX MONTHS ENDED JUNE 30,                                                             1997                   1996
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                            $          248,765        $       563,014
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Provision for losses on accounts receivable                                    5,000                 (8,089)
      Depreciation and amortization                                                 19,167                 32,160
      Deferred income taxes                                                        (32,000)                     -
      (Increase) decrease in:
        Accounts receivable                                                       (639,521)               172,785
        Inventories                                                                162,180                 28,053
        Prepaid expenses and other current assets                                 (155,167)               (42,669)
        Other assets                                                                (7,500)                     -
      Increase (decrease) in:
        Bank overdraft                                                                   -                (74,889)
        Accounts payable and accrued expenses                                   (1,516,581)              (975,038)
        Income taxes payable                                                       124,544                (41,946)
-------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                           (1,791,113)              (346,619)
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Additions to property equipment                                                  (17,553)               (46,670)
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Net proceeds (payments) on borrowings                                         (1,353,993)               518,969
  Dividend distributions                                                          (260,000)              (164,694)
  Payment on notes payable-shareholders                                           (300,000)                     -
  Proceeds from sale of stock and warrants, net                                  4,637,085                      -
-------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                        2,723,092                354,275
-------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                    914,426                (39,014)
Effect of exchange rate changes in cash                                            (13,274)                (2,847)
CASH, AT BEGINNING OF YEAR                                                         215,804                203,804
-------------------------------------------------------------------------------------------------------------------

CASH, AT END OF PERIOD                                                  $        1,116,956        $       161,943
-------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION:
  Cash paid for
    Interest                                                            $           28,311        $        47,670
    Taxes                                                               $           59,143        $        59,228
    Non-cash distribution to shareholders in the form of a
      convertible subordinated promissory note                          $        1,739,125        $             -
    Non-cash distribution credited to paid-in capital                   $          719,560                      -
    Non-cash reclassification of cumulative undistributed earnings
      applicable to the Company's S corporation status                  $        1,133,920        $             -
    Deferred offering costs charged against paid-in capital
      in connection with initial public offering                        $          262,189        $             -
-------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

1.    BASIS OF              The accompanying unaudited condensed consolidated
      PRESENTATION          financial statements have been prepared in
                            accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, except for the adjustment to record deferred taxes discussed below considered necessary for a fair presentation) have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.


                            Pro forma net income per share is based on the weighted average number of shares of common stock outstanding during each period, after giving effect to the stock split (described in Note 2), the assumed conversion of the notes to be issued to the existing shareholders at $4.00 a share, and the exercise of the options with respect to 23,000 shares as described in Note 2.

                            Supplemental pro forma net income per share for the six months ended June 30, 1997 is based on the weighted average number of outstanding shares of common stock used in the computation of pro forma net income per share plus the 295,000 shares, calculated at an offering price of $6.00 per share, sold by the Company in the offering to repay borrowings, including the $300,000 payment made to shareholders with respect to the convertible subordinated notes of $1,739,125 at the date of the public offering of the Company's common stock. The computation gives effect to elimination of interest costs associated with the borrowings, net of pro forma income taxes.

                            Through February 14, 1997, AESP with the consent of its stockholders, elected to be taxed as an S Corporation. Shareholders of an S Corporation are taxed on their proportionate share of the Company's taxable income. Accordingly, no provision for federal income tax is required for periods prior to the Company's initial public offering.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)



                            AESP Germany and AESP Sweden, subsidiaries of the Company, are subject to taxation in Germany and Sweden, and accordingly, calculate and report the tax charges in accordance with applicable statutory regulations.

                            Upon the Company becoming subject to income taxes, a net deferred tax asset was recorded for the six months ended June 30, 1997 for the tax effect of cumulative temporary differences between financial statement and tax purposes. Such net deferred tax asset resulted principally from temporary differences relating to allowance for doubtful accounts and the repatriation of the income of the foreign subsidiaries and aggregated approximately $13,000.

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

2.    INITIAL PUBLIC        The Company completed an initial public offering in
      OFFERING AND          February and March 1997 of an aggregate of 920,000
      REORGANIZATION        shares of $.001 par value per share common stock of
                            the Company at $6.00 per share plus an aggregate of 920,000 redeemable common stock purchase warrants of the Company at $.125 per warrant, including an over-allotment option of 120,000 shares and warrants. In this connection, the Company received net proceeds of approximately $4,862,000, (or
                            $4,375,000 net of certain capitalized expenses in connection with the Company's initial public offering) of which $1,470,000 was utilized to repay its line of credit, and $300,000 to make a principal payment on the subordinated promissory note to the Company's principal shareholders. (See below.)

                            The accompanying financial statements give effect to the recapitalization, effected on February 13, 1997, of the Company in connection with the public offering of its common stock, the termination of AESP's federal income status as an S- Corporation and the contribution, to AESP, of the shares of stock in AESP Sweden and AESP Germany, whose shares of common stock were owned by the shareholders of AESP. The contribution of shares is accounted for under the

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)



                            pooling of interest method as the transaction is a combination of companies under common control.

                            In connection with the initial public offering, immediately prior to the effectiveness of the registration statement, AESP issued a stock dividend in the form of a stock split, whereby the 66 2/3 shares of stock then outstanding (after cancellation of the shares held in treasury), were converted into 812,500 shares of common stock. AESP increased its authorized capital from 100 shares, $1 par value to 20,000,000 shares of common stock, $.001 par value per share and 1,000,000 shares of preferred stock, $.001 par value per share.

                            Upon completion of the initial public offering, the Company entered into a financial advisory agreement with the underwriters for a period of two years, for an aggregate fee of $47,000.

                            In connection with the initial public offering, the Company (i) made a distribution to its principal shareholders of $1,739,125, in the form of a seven year, prime + 1%, convertible (at $4.00 per share) subordinated promissory note payable, (ii) entered into five year employment agreements with its current shareholders which includes a minimum annual compensation of $150,000 plus performance bonuses and (iii) issued options, to each of its two principal shareholders, to purchase 180,250 shares of common stock at the initial public offering price of $6.00 per share; such options are considered contingent options which vest and are exercisable seven years after the date of grant, with provision for earlier vesting based upon future earnings per share, net income or trading prices of the Company's common stock (all as defined). In connection with the favorable conversion price of the subordinated promissory notes referred to above, the Company recorded a $719,560 distribution to the principal shareholders, with a corresponding credit to paid-in capital. Such amount is based upon the difference in the conversion price and the public offering price times the number of shares issuable upon conversion of the notes.

                            In addition to the foregoing distribution, in April 1997, the Company made a distribution of approximately $260,000 to its two principal shareholders, representing the income taxes due by them in connection with the Company's S Corporation earnings through February 14, 1997. Such amount has been charged to paid-in capital.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)


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

                            Effective January 1, 1997, the Company entered into a consulting agreement for a period of one year in which the consultant will be paid $16,300 per month. In addition, the Company granted the consultant, in 1996, a seven year option to purchase 63,000 shares of its common stock, at $4.00 a share with respect to 23,000 shares and $6.00 a share with respect to 40,000 shares.

3. NOTES PAYABLE            Notes payable consist of the following:

                            JUNE 30,                                                      1997
                            ------------------------------------------------------------------
                            Prime + .50% (9.0% at June 30, 1997)
                            line of credit with a financial institution
                            in the amount of $2,500,000, payable monthly,
                            due July 1997.                                          $  202,000

                            8.5% note payable to an entity owned by
                            the stockholders of the Company, payable
                            upon demand.                                                70,300
                            ------------------------------------------------------------------

                                                                                    $  272,300
                            ==================================================================


4.    CONTINGENCY           On June 18, 1997, the Florida Department of Revenue
                            issued to the Company, a Notice of Intent to Make
                            Audit Changes with respect to a proposed assessment of sales and use tax for the period August 1, 1991 through July 31, 1996. The assessment was made primarily due to the failure by the Company to properly document through resale certificates the noncollection of the sales and use tax. The proposed assessment, including penalties and interest, total approximately $1,100,000.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)


                            The Company strongly disagrees with the proposed assessment and intends to provide the necessary resale certificates which form the basis for the proposed assessment. By providing such certificates, the Company believes the facts underlying the proposed assessment will be resolved in the Company's favor. However, no assurance can be given that the Company will be successful in reducing the proposed assessment referred to above.

5.    SUBSEQUENT            Effective August 1, 1997, the Company's line of
      EVENTS                credit with a financial institution was renewed and
                            increased to $4.5 million. Borrowings under the new line of credit bear interest at the rate of prime plus .25% and are secured by a lien on all of the Company's accounts receivable, inventory and equipment. Borrowings under the new line of credit are based upon specific percentages of eligible accounts receivable and inventory. The new line of credit is due July 28, 1998.

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

RESULTS OF OPERATIONS

         Please refer to the Company's "Results of Operations" section in Item 6 of its Annual Report on Form 10-KSB for the year ended December 31, 1996, which is incorporated into this Quarterly Report on Form 10-QSB by reference. Item 6 of the Annual Report contains a discussion of, among other things, the importance to the Company of the impact on the Company's operating results from period to period of the mix of sales between retail and original equipment manufacturer ("OEM") sales. Item 6 also contains a discussion on how the Company's retail sales have increased in comparison to its OEM sales, and how this increase has positively impacted the Company's gross profit margins while also causing an increase in selling, general and administrative ("SG&A") expenses, which are generally higher with respect to retail sales.

         For the six month and the three month periods ended June 30, 1997, the Company achieved net sales of $7,141,734 and $3,547,685, respectively, which were increases of 8.5% and 15.7%, respectively, when compared to the net sales of $6,581,211 and $3,065,280 during the same periods in 1996. These increases in net sales from period to period were due primarily to increases in retail sales, including East European retail sales, despite the decreases in OEM sales from period to period.

         The Company added a number of new retail sales accounts during the six month period ended June 30, 1997. These new retail sales accounts accounted for approximately one half of the increase in retail sales. The remainder of the increase in retail sales was due to increased sales to the existing customer base. East European retail sales increased due primarily to the addition of new customers. OEM sales decreased from period to period primarily due to the financial problems (unrelated to the Company) of two large OEM customers during the second half of 1996. During the first six months of 1996, these two customers made significant purchases from the Company which were not repeated during the first six months of 1997. The Company is presently building its OEM sales group in order to broaden its base of OEM customers and increase its future OEM sales. No assurance can be given that the Company, in this regard, will be successful.

         Gross profit margin for the six month period ended June 30, 1997 was 42.6% compared to a 39.6% gross profit margin for the same period in 1996. This increase in gross profit margin was primarily due to the change in sales mix from period to period from OEM sales to retail and international sales, which generally produce a greater gross profit margin than OEM sales. Gross profit margin for the three month period ended June 30, 1997 was 38.2% compared to 38.7% for the same period in 1996.

         SG&A expenses increased significantly to $2,580,591 for the six month period ended June 30, 1997 and to $1,252,632 for the three month period ended June 30, 1997. These amounts were increases of $632,569, or 32.5%, for the six month period ended June 30, 1997 and $272,117, or 27.8%, for the three month period ended June 30, 1997, when compared to the same periods in 1996. Expenses related to sales and marketing increased approximately $291,000 for the 1997 six month period, and approximately $154,000 for the 1997 three month period, due to increased expenditures for advertising, travel, trade shows attendance, and sales and marketing salaries and commissions. These additional sales and marketing expenses were incurred primarily in connection with the Company's efforts to build future sales of domestic retail and OEM products through the opening of a Western regional sales office and warehouse, as well as due to the increased sales and marketing costs associated with the shift of sales from OEM sales to retail and international sales when compared to the same periods in the previous year. Administrative expenses increased approximately $341,000 for the six month period, and approximately $118,000 for the three month period, ended June 30, 1997, primarily due to additional expenditures during 1997 for professional fees, insurances and salaries. These additional administrative expenses were incurred primarily due to the increased administrative requirements of being a public company as well as the costs associated with the Company's search for future acquisition candidates.

         Interest expense, net of interest income, for the six month period ended June 30, 1997 was $71,993, which was an increase of $12,723, or 21.5%, when compared to the same period in 1996. The increase in net interest expense for the six month period ended June 30, 1997 was primarily due to increased total combined borrowing, and higher average interest rates on the Company's line of credit and the subordinated promissory notes to the Company's principal shareholders during the 1997 period. Interest expense, net of interest income, for the three month period ended June 30, 1997 was $23,567, which was a decrease of $6,464, or 21.5%, when compared to the same period in 1996. The decrease in net interest expense for the 1997 three month period was primarily due to decreased total combined borrowing from period to period, partially offset by higher average interest rates on the Company's line of credit and the subordinated promissory notes to the Company's principal shareholders during the 1997 period.

         As a result of the factors set forth above, the Company's income before taxes was $393,835 for the six month period ended June 30, 1997 and $105,211 for the three month period ended June 30, 1997. These were respective decreases of $186,461, or 32.1%, and $48,695, or 31.6% , when compared to the same periods in 1996.

         Pro forma net income, which reflects the Company's net income had the Company been taxed as a C Corporation for the entire six month period in 1996 and 1997 was $237,725 ($.12 per share), for the six month period ended June 30, 1997, and $52,792 ($.02 per share), for the three month period ended June 30, 1997, compared to $377,014 ( $.30 per share), for the six month period and $129,384 ( $.10 per share), for the three month period in 1996. There were 52.9% or 664,446, more weighted shares outstanding during the six month period ended June 30, 1997 and 73.0% or 915,717, more weighted shares outstanding during the three month period ended June 30, 1997 than there were in the same periods in 1996, due to the Company's winter 1997 initial public offering.

OUTLOOK FOR 1997

         THE INFORMATION CONTAINED IN THIS SECTION IS FORWARD LOOKING INFORMATION AND IS BASED UPON INFORMATION CURRENTLY AVAILABLE TO THE COMPANY. THE RESULTS OF OPERATIONS ACTUALLY ACHIEVED BY THE COMPANY MAY DIFFER MATERIALLY FROM THESE ESTIMATES. THESE ESTIMATES MAY ALSO BE SUBJECT TO NUMEROUS FACTORS, AS MORE PARTICULARLY SET FORTH BELOW, MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY.

         The Company believes that the trends described above will continue to impact the Company's results of operations for the balance of 1997. The Company believes that its efforts to increase its OEM and retail sales will take time, and that the costs of such growth in the short term will have to be absorbed by the Company's existing operations, adversely impacting results of operations for the balance of 1997. While the Company expects that these efforts will begin to show results through increased sales during 1998, there can be no assurance that this will occur.

         The Company is also exploring potential acquisitions of other companies, assets or product lines that would complement or expand the Company's business. No material commitments or binding agreements have been entered into to date and there can be no assurance that any acquisitions will be consummated. If the Company were to complete one or more acquisitions, it might have a material impact on the Company's results of operations, either positively or negatively (based upon the particularities of the acquisition candidate and the Company's success in integrating that acquisition candidate into their existing business).

         Based upon these factors and the information currently available to the Company, and without accounting for the impact of any acquisitions which may be completed during the balance of the year, the Company is estimating that its net sales for 1997 will approximate $15 million (compared to net sales of $13.7 million for 1996) and that its earnings per share for the 1997 year will be between $.25 and $.30 per share (compared to $.57 per share for 1996), based upon 63.3% more weighted average shares outstanding in 1997 as compared to the number of weighted average shares outstanding in 1996.

         These estimates are subject to many variables which may impact upon the revenues and earnings achieved by the Company during 1997 and for future periods. Revenues and gross profit are particularly impacted by the level of OEM and retail sales achieved during any period and by whether the Company is successful in its efforts to expand its sales activities in all of its markets. For further information regarding the risks and uncertainties encountered in the Company's business, see the Company's Annual Report on Form 10-K for 1996 and the Company's Prospectus, dated February 13, 1997.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         On February 19, 1997 the Company closed its initial public offering of 800,000 shares of Common Stock and 800,000 of Redeemable Common Stock Purchase Warrants. On March 20, 1997 the Company sold an additional 120,000 shares of Common Stock and 120,000 of its Redeemable Common Stock Purchase Warrants in connection with the exercise by the underwriters of an over-allotment option. Collectively, the Company raised net proceeds of approximately $4,862,000 in its initial public offering (or $4,375,000 net of certain capitalized expenses in connection with the offering).

         At June 30, 1997 the Company's working capital was $7,394,335 and its current ratio was 4.86:1, compared to working capital of $3,119,645 and a current ratio of 1.67:1 as of December 31, 1996. The increase in working capital and the current ratio was due primarily to the receipt of the proceeds of the Company's initial public offering which contributed to the increase in cash, the decrease in current portion of long-term debt through repayment of amounts due under the Company's line of credit, and the decrease in accounts payable and accrued expenses.

         As of June 30, 1997, accounts receivable increased $634,521, or 23.4%, due primarily to increases in sales. Inventories decreased $162,180, or 3.5%, from December 31, 1996 to June 30, 1997. The Company believes that its current inventory level is sufficient to meet its anticipated level of sales for 1997 due to increased sales, and in particular sales to international customers.

         As of June 30, 1997, accounts payable and accrued expenses had decreased $1,516,581, or 50.3%, compared to December 31, 1996. This decrease is primarily due to a portion of the proceeds of the Company's initial public offering being used to pay accounts payable and various accrued expenses.

         The Company had, as of June 30, 1997, a $2,500,000 revolving line of credit with an institutional lender. Borrowings under this line bore interest at the rate of prime plus .5%, and were secured by accounts receivable, inventory, and all other assets of the Company. The line of credit was personally guaranteed by the Company's principal shareholders. As of June 30, 1997, the amounts due under the line of credit had decreased $1,268,000 to $202,000, when compared to December 31, 1996, primarily due to a portion of the proceeds from the Company's initial public offering being used to pay down the line. Borrowings available to the Company under the revolving line of credit were based upon specific percentages of accounts receivable and inventory and the additional amount available to the Company to borrow under the revolving line of credit was approximately $2,054,000 as of June 30, 1997.

         The Company has, as of August 1, 1997, renewed their revolving line of credit with an institutional lender. The renewed revolving line of credit has been increased to $4,500,000, and borrowings under the renewed revolving line of credit bear interest at the rate of prime plus .25%. The renewed line of credit continues to be secured by a lien on all accounts receivable, inventory, equipment and all other assets of the Company. The new revolving line of credit is no longer personally guaranteed by the Company's principal shareholders. The Company intends to borrow funds from the revolving line of credit to fund its future growth, after utilizing the net proceeds of the initial public offering. There can be no assurance that the Company will be in a position to borrow funds at the time they become necessary.

         Since its inception, the Company has generally foregone the distribution of profits in an effort to grow the Company. As a result, Messrs. Stein and Briskin, the principal shareholders of the Company have in the past personally paid taxes on profits that remained with the Company and were not distributed to them. In addition, Messrs. Stein and Briskin personally paid taxes on undistributed profits of the Company for the period from January 1, 1996 to February 13, 1997, for which the Company reimbursed them. The distributions for this purpose were approximately $260,000 and were made in April 1997.

         In order to reimburse Messrs. Stein and Briskin for the loss of tax benefits associated with the previously taxed profits of the Company, the Company on February 13, 1997, executed two seven year Convertible Subordinated Promissory Notes (the "Principal Shareholders' Notes") each in the amount of $869,562.50 in favor of Messrs. Stein and Briskin. The Principal Shareholders' Notes bear interest at a rate of one percent over the floating prime rate charged by Citibank, N.A. The holders of the notes have the right to convert the principal amount of the notes at any time prior to maturity into shares of the Company's Common Stock, based upon a conversion rate of $4.00 per share. In the event that the holders of the Principal Shareholders' Notes exercise the conversion rights, the shares of Common Stock issued upon conversion will be afforded one-time demand registration rights and certain piggyback registration rights.

         The Company believes that its current cash balance, along with the unused balances available under its existing line of credit and the net cash flow anticipated to be generated from operating activities, will be adequate to fund the Company's operations in 1997. This is a projection, however, and no assurance can be given that the Company's cash from operations and from its available line of credit will be sufficient to meet the Company's cash requirements during 1997. For example, if the Company were to make a significant acquisition during 1997, it might require additional capital in order to complete such acquisition and/or finance the operations of the acquired business, depending upon the particular circumstances of the acquisition and the Company's capital resources at that time.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         On June 25, 1997, the Florida Department of Revenue issued to the Company a Notice of Intent to Make Audit Changes with respect to a proposed assessment of sales and use tax covering the period August 1, 1991 through July 31, 1996. The proposed assessment was made primarily due to the failure by the Company to properly document through resale certificates the noncollection of the sales and use tax. The proposed assessment, including penalties and interest, totaled approximately $1,100,000. The Company strongly disagrees with the proposed assessment and intends to provide the necessary resale certificates which form the basis for the proposed assessment. By providing such certificates, the Company believes the facts underlying the proposed assessment will be resolved in the Company's favor thereby potentially reducing the proposed assessment to be paid by the Company. Notwithstanding the Company's actions to contest the assessments as described above, no assurance can be given that the Company will be successful in reducing the proposed assessment.

ITEM 2.           CHANGES IN SECURITIES

         Not applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

ITEM 5.           OTHER INFORMATION

         Effective as of August 1, 1997, the Company entered into a Loan Agreement with SunTrust Bank Miami, N.A. ("SunTrust"), pursuant to which the Company can borrow up to a maximum of $4,500,000 under a revolving line of credit. The new revolving line of credit replaces the Company's previously existing lending facility with SunTrust in the original amount of $2,500,000. Borrowings under this new revolving line of credit bear interest at the rate of prime plus .25% per annum and are secured by lien on all accounts receivable, inventory and equipment of the Company, and all assets of the Company. Borrowings available to the Company under the new revolving line of credit are based upon specific percentages of eligible accounts receivable and inventories. The term of the new revolving line of credit terminates on July 28, 1998.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                   10.13            Loan Agreement, dated as of
                                    August 1, 1997
                   27.1             Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on Form 8-K have been filed during the quarter ended June 30, 1997.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ADVANCED ELECTRONIC SUPPORT
                                       PRODUCTS, INC.

Date:  August 13, 1997                 By: /S/ SLAV STEIN
                                          --------------------------------------
                                       SLAV STEIN, President and Chief Executive
                                       Officer

                                       By: /S/ RANDALL N. PAULFUS
                                          --------------------------------------
                                       RANDALL N. PAULFUS, Chief Financial
                                       Officer

                                 EXHIBIT INDEX

EXHIBIT
-------

10.13     Loan Agreement, dated as of August 1, 1997

27.1      Financial Data Schedule