Form 10QSB
period 1997-09-30
ADVANCED ELECTRONIC SUPPORT PRODUCTS INC
filed 1997-11-19
CIK 1026744

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended SEPTEMBER 30, 1997

                                       OR

[   ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from______________to_____________

                          Commission File No. 001-12739

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               FLORIDA                                       2327-381
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)

1810 N.E. 144th Street
NORTH MIAMI, FLORIDA                                         33181
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

                     Yes    X              No ___

         The number of shares outstanding of the issuer's Common Stock, as of November 10, 1997, is 1,922,201 shares.

Transitional Small Business Disclosure Format (check one)

                     Yes  ___              No     X



                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                               PAGE
Item 1.    FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheet at
      September 30, 1997..........................................................................................3

      Condensed Consolidated Statements of Income for the
      three and nine months ended September 30, 1997 and 1996.....................................................4

      Condensed Consolidated Statements of Shareholders' Equity
      for the nine months ended September 30, 1997................................................................5

      Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 ...................................................................6

      Notes to Condensed Consolidated Financial Statements........................................................7

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL POSITION AND RESULTS OF OPERATIONS.......................................................12

                           PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.....................................................................................16

Item 2.    CHANGES IN SECURITIES.................................................................................16

Item 3.    DEFAULTS UPON SENIOR SECURITIES.......................................................................16

Item 4.    SUBMISSION OF MATTERS TO VOTE
           OF SECURITY HOLDERS...................................................................................16

Item 5.    OTHER INFORMATION.....................................................................................16

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K......................................................................17




                                                                         ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                                                   AND SUBSIDIARIES

                                                                               CONDENSED CONSOLIDATED BALANCE SHEET
                                                                                                        (UNAUDITED)

SEPTEMBER 30,                                                                                              1997
-------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
     Cash                                                                                        $      522,821
     Accounts receivable, net of allowance for doubtful accounts of $62,000                           3,758,899
     Inventories                                                                                      4,866,466
     Prepaid expenses and other current assets                                                          354,595
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                  9,502,781

PROPERTY AND EQUIPMENT, NET                                                                             388,458

INTANGIBLE ASSETS                                                                                       736,312

OTHER ASSETS                                                                                             60,000

-------------------------------------------------------------------------------------------------------------------
                                                                                                 $   10,687,551
===================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
     Accounts payable and accrued expenses                                                       $    1,895,831
     Income taxes payable                                                                               164,728
-------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                             2,060,559

NOTES PAYABLE-SHAREHOLDERS                                                                            1,439,125
-------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                     3,499,684
-------------------------------------------------------------------------------------------------------------------
COMMITMENT AND CONTINGENCY (NOTE 3)
-------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
     Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued                               -
     Common stock, $.001 par value; 20,000,000 shares
         authorized;  1,922,201 shares issued                                                             1,923
     Paid-in capital                                                                                  6,713,167
     Retained earnings                                                                                  487,933
     Cumulative foreign currency translation adjustment                                                 (15,156)
-------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                            7,187,867
-------------------------------------------------------------------------------------------------------------------
                                                                                                 $   10,687,551
===================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                                                                 ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                                          AND SUBSIDIARIES

                                                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                                                                (UNAUDITED)

                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                    1997          1996            1997             1996
-----------------------------------------------------------------------------------------------------------
NET SALES                                      $   4,005,220  $  3,132,267   $   11,146,954   $   9,713,478
-----------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
     Cost of sales                                 2,449,612     1,846,235        6,548,191       5,824,083
     Selling, general and administrative
         expenses                                  1,405,893     1,107,753        3,986,484       3,055,775
-----------------------------------------------------------------------------------------------------------
Total operating expenses                           3,855,505     2,953,988       10,534,675       8,879,858
-----------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                               149,715       178,279          612,279         833,620
Other income (expense):
     Interest                                        (41,538)      (20,447)        (113,531)       (95,492)
     Other                                             7,423             -           10,687               -
-----------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                           115,600       157,832          509,435         738,128
Provision for income taxes                            46,462        (7,225)         191,532          10,057
-----------------------------------------------------------------------------------------------------------
NET INCOME                                     $      69,138  $    165,057   $      317,903   $     728,071
===========================================================================================================
PRO FORMA AMOUNTS:
     Income before income taxes                $     115,600  $    157,832   $      509,435   $     738,128
     Provision for income taxes                       46,462        63,775          202,572         267,057
-----------------------------------------------------------------------------------------------------------
Pro forma net income                           $      69,138  $     94,057   $      306,863   $     471,071
===========================================================================================================
Pro forma net income per share                 $         .04  $        .07   $          .19   $         .38
Weighted average number of shares common
     stock outstanding                             2,094,343     1,254,948        1,926,383       1,254,948
===========================================================================================================
Supplemental pro forma net income per share    $         .04                 $          .17
===========================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                                                                                 ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                                                           AND SUBSIDIARIES

                                                                  CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                                (UNAUDITED)

                                                                                               CUMULATIVE
                                                                                                FOREIGN
                                                                                                CURRENCY      TOTAL STOCK-
                                                 COMMON        PAID-IN         RETAINED       TRANSLATION       HOLDERS'
                                                 STOCK         CAPITAL         EARNINGS        ADJUSTMENT        EQUITY
---------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                          $   813    $    45,901      $ 3,762,635    $     (4,891)  $   3,804,458

Distributions (Note 2)                                    -        459,560      (2,458,685)                -    (1,999,125)

Net proceeds from issuance of common                    920      4,373,976                -                -      4,374,896
   stock and warrants

Net income                                                -              -          317,903                -        317,903

Reclassification of cumulative                            -      1,133,920      (1,133,920)                -              -
   undistributed earnings applicable to the
   Company's S corporation status

Issuance of 189,701 shares of common stock              190        699,810                -                -        700,000
   for acquisition of business segment (Note
   3)

Cumulative foreign currency translation                   -              -                -         (10,265)       (10,265)
   adjustment
---------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997                        $1,923     $6,713,167         $487,933        $(15,156)     $7,187,867
===========================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.




                                                                         ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                                                   AND SUBSIDIARIES

                                                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                        (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30,                                                       1997                   1996
===================================================================================================================
OPERATING ACTIVITIES:
  Net income                                                            $          317,903        $       728,071
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Provision for losses on accounts receivable                                   (2,833)                 6,000
      Depreciation and amortization                                                 35,472                 38,160
      Deferred income taxes                                                        (32,000)                     -
      (Increase) decrease, net of business segment acquired, in:
        Accounts receivable                                                     (1,040,463)                 423,089
        Inventories                                                                (12,177)                (20,337)
        Prepaid expenses and other current assets                                 (200,013)                (14,322)
        Other assets                                                                (8,000)                       -
      Increase (decrease), net of business segment acquired, in:
        Bank overdraft                                                                   -                 (74,889)
        Accounts payable and accrued expenses                                   (1,143,237)               (938,186)
        Income taxes payable                                                       147,827                 (46,603)
-------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                           (1,937,521)               100,983
-------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Acquisition of business segment                                                 (174,683)                     -
  Additions to property equipment                                                  (21,306)               (84,360)
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             (195,989)                     -
-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Net proceeds (payments) on borrowings                                         (1,626,293)               340,453
  Dividend distributions                                                          (260,000)              (345,459)
  Payment on notes payable-shareholders                                           (300,000)                     -
  Proceeds from sale of stock and warrants, net                                  4,637,085                      -
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        2,450,792                 (5,006)
-------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                    317,282                 11,617
    Effect of exchange rate changes in cash                                        (10,265)                  (931)
CASH, AT BEGINNING OF YEAR                                                         215,804                203,804
-------------------------------------------------------------------------------------------------------------------
CASH, AT END OF PERIOD                                                  $          522,821        $       214,490
===================================================================================================================
SUPPLEMENTAL INFORMATION:
  Cash paid for:
    Interest                                                            $           43,781        $        98,457
    Taxes                                                               $           59,143        $        56,660
  Non-cash distribution to shareholders in the form of a
    convertible subordinated promissory note                            $        1,739,125        $             -
  Non-cash distribution credited to paid-in capital                     $          719,560                      -
  Non-cash reclassification of cumulative undistributed earnings
    applicable to the Company's S corporation status                    $        1,133,920        $             -
  Deferred offering costs charged against paid-in capital
    in connection with initial public offering                          $          262,189        $             -
  Issuance of common stock for acquisition of business segment          $          700,000        $             -
===================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)


1.    BASIS OF                       The accompanying unaudited condensed
      PRESENTATION                   consolidated financial statements have been
                                     prepared in accordance with generally
                                     accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, except for the adjustment to record deferred taxes discussed below, considered necessary for a fair presentation) have been included.
                                     Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending
                                     December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form
                                     10-KSB for the year ended December 31,
                                     1996.

                                     Pro forma net income per share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period, after giving effect to the stock split (described in Note 2) and the assumed conversion of the seven year, prime+1% convertible subordinated notes discussed below. Accordingly, pro forma net earnings per share were increased by the after tax interest on the notes.

                                     Supplemental pro forma net income per share for the nine months ended September 30, 1997 is based on the weighted average number of outstanding shares of common stock and common stock equivalents used in the computation of pro forma net income per share plus the 289,854 shares, calculated at an offering price of $6.00 per share, sold by the Company in the offering to repay borrowings, including the $300,000 payment made to shareholders with respect to the convertible subordinated notes of $1,739,125 at the date of the public offering of the Company's common stock. The computation gives effect to elimination of interest costs associated with the borrowings, net of pro forma income taxes.

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

                                     Upon the Company becoming subject to income taxes, a net deferred tax asset was recorded for the nine months ended September 30, 1997 for the tax effect of cumulative temporary differences between financial statement and tax purposes. Such net deferred tax asset resulted principally from temporary differences relating to allowance for doubtful accounts and the repatriation of the income of the foreign subsidiaries and aggregated approximately $13,000.

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

2.       INITIAL PUBLIC              The Company completed an initial public
         OFFERING AND                offering in February and March 1997 of an
         REORGANIZATION              aggregate of 920,000 shares of $.001 par
                                     value per share common stock of the Company at $6.00 per share plus an aggregate of 920,000 redeemable common stock purchase warrants of the Company at $.125 per warrant, including an over-allotment option of 120,000 shares and warrants. In this connection, the Company received net proceeds of approximately $4,862,000, (or
                                     $4,375,000 net of certain capitalized
                                     expenses in connection with the Company's initial public offering) of which
                                     $1,470,000 was utilized to repay its line of credit, and $300,000 to make a principal payment on the subordinated promissory note to the Company's principal shareholders.
                                     (See below)

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)


                                     The accompanying financial statements give effect to the recapitalization, effected on February 13, 1997, of the Company in connection with the public offering of its common stock, the termination of AESP's federal income status as an S-Corporation and the contribution, to AESP, of the shares of stock in AESP Sweden and AESP Germany, whose shares of common stock are owned by the shareholders of AESP. The contribution of shares is accounted for under the pooling of interests method as the transaction is a combination of companies under common control.

                                     In connection with the initial public
                                     offering, immediately prior to the
                                     effectiveness of the registration
                                     statement, AESP issued a stock dividend in the form of a stock split, whereby the 66 2/3 shares of stock then outstanding (after cancellation of the shares held in treasury), were converted into 812,500 shares of common stock. AESP increased its authorized capital from 100 shares, $1 par value to 20,000,000 shares of common stock, $.001 par value and 1,000,000 shares of preferred stock, $.001 par value per share.

                                     Upon completion of the initial public
                                     offering, the Company entered into a
                                     financial advisory agreement with the
                                     underwriters for a period of two years, for an aggregate fee of $47,000.

                                     In connection with the initial public
                                     offering, the Company (i) made a
                                     distribution to its principal shareholders of $1,739,125, in the form of a seven year, prime+1%, convertible (at $4.00 per share) subordinated promissory notes payable, (ii) entered into five year employment agreements with its current shareholders which includes a minimum annual compensation of $150,000 plus performance bonuses and (iii) issued options, to each of its two principal shareholders, to purchase 180,250 shares of common stock at the initial public offering price of $6.00 per share; such options are considered contingent options which vest and are exercisable seven years after the date of grant, with provision for earlier vesting based upon future earnings per share, net income or trading prices of the Company's common stock (all as defined). In connection with the favorable conversion price of the subordinated promissory notes referred to above, the Company recorded a $719,560 distribution to the principal shareholders, with a corresponding credit to paid-in capital. Such amount is based upon the difference in the conversion price and the public offering price times the number of shares issuable upon conversion of the notes.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)



                                     In addition to the foregoing distribution, in April 1997, the Company made a distribution of approximately $260,000 to its two principal shareholders, representing the income taxes due by them in connection with the Company's S Corporation earnings. Such amount has been charged to paid-in capital.

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

3.       ACQUISITION                 Effective September 30, 1997, the Company
                                     entered into an asset purchase agreement with Focus Enhancements, Inc. ("Focus"), pursuant to which the Company acquired certain net assets and inventory constituting the Network Division of Focus.
                                     In exchange for cash of $138,000 and
                                     189,701 shares of common stock of the
                                     Company valued at $700,000, plus the
                                     assumption of $21,000 of product warranty liabilities. Additionally the Company accrued approximately $36,000 in professional fees in conjunction with the acquisition.

                                     The assets acquired consisted of inventory, suppliers lists, customer lists, and rights to trademarks of the Company.

                                     The company recorded inventory in the
                                     amount of approximately $159,000 and a
                                     liability of approximately $21,000 for
                                     product warranties. The company recorded customer lists and trademark rights in the amount of $736,312, which will be amortized over 7 years. Additionally in conjunction with the issuance of the shares of common stock, the Company credited common stock and paid-in-capital for approximately $700,000.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)


4.       SUBSEQUENT                   On November 12, 1997, the Company acquired
         EVENT                        all the outstanding shares of common stock
                                      of Dataholding, A.S., a Norwegian company, in exchange for an aggregate of 360,000 shares of the Company's authorized but unissued common stock. This acquisition will be accounted for as pooling of interests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-QSB CONTAIN FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO THE FOLLOWING: COMPETITION FROM OTHER MANUFACTURERS AND DISTRIBUTORS OF CONNECTIVITY AND NETWORKING PRODUCTS BOTH NATIONALLY AND INTERNATIONALLY; THE BALANCE OF THE MIX BETWEEN ORIGINAL EQUIPMENT MANUFACTURER SALES (WHICH HAVE COMPARATIVELY LOWER GROSS PROFIT MARGINS WITH LOWER EXPENSES) AND RETAIL SALES (WHICH HAVE COMPARATIVELY HIGHER GROSS PROFIT MARGINS WITH HIGHER EXPENSES) FROM PERIOD TO PERIOD; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING AND ASSEMBLY OF PRODUCTS AND THE ABSENCE OF SUPPLY AGREEMENTS; AND THE NEED TO DEVELOP BRAND NAME RECOGNITION FOR THE COMPANY'S PRODUCTS IN THE RETAIL MARKET PLACE. THESE AND ADDITIONAL FACTORS ARE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE COMPANY'S PROSPECTUS DATED FEBRUARY 13, 1997.

RESULTS OF OPERATIONS

         Please refer to the Company's "Results of Operations" section in Item 6 of its Annual Report on Form 10-KSB for the year ended December 31, 1996, which is incorporated into this Quarterly Report on Form 10-QSB by reference. Item 6 of the Annual Report contains a discussion of, among other things, the importance to the Company of the impact on the Company's operating results, from period to period, of the mix of sales between retail and original equipment manufacturer ("OEM") sales. Item 6 also contains a discussion on how the Company's retail sales have increased in comparison to its OEM sales, and how this increase has positively impacted the Company's gross profit margins while also causing an increase in selling, general and administrative ("SG&A") expenses, which are generally higher with respect to retail sales.

         For the nine month period ended September 30, 1997, the Company achieved net sales of $11,146,954, an increase of 14.8% compared to net sales of $9,713,478 for the same period in 1996. For the three month period ended September 30, 1997, the Company achieved net sales of $4,005,220, an increase of 27.9% compared to net sales of $3,132,267 for the same period in 1996. These increases in sales were primarily due to the addition of new retail customers and of new products available for sale to the Company's retail customers in both the United States and Europe, and in particular in Eastern Europe, offset, in part, by decreases in OEM sales.

         OEM sales decreased for the nine month period ended September 30, 1997, compared to the same period in 1996, primarily due to the financial problems (unrelated to the Company) of two large OEM customers during the second half of 1996. During the first nine months of 1996 these two customers made significant purchases from the Company that were not repeated during the first nine months of 1997. The Company has recently expanded its OEM sales group in order to broaden its base of OEM customers and to seek to increase its OEM sales in the future.

         On September 30, 1997, the Company purchased the networking division of FOCUS Enhancements, Inc. ("Focus") which included the networking product line and networking customer list and relationships of Focus. The products acquired with this acquisition are very similar to the networking products already being offered by the Company. The acquisition also provided for the use of the brand name "Focus Networking", which the Company intends to utilize in future sales of all its networking products. The Company believes that this acquisition should allow the Company to further develop its retail sales base by expanding its product offerings and by expanding the customer base for all of its products.

         Gross profit margin for the nine month period ended September 30, 1997 increased to 41.3% from the 40.1% for the same period in 1996. This increase in gross profit margin is primarily due to the change in sales mix from OEM sales to more retail and international sales, which generally have a higher gross profit margin than OEM sales. The shift in sales mix from OEM to retail sales was also present in the three month period ended September 30, 1997 when compared to the same period in 1996. However, the gross profit margin for the three month period ended September 30, 1997 decreased to 38.8%, compared to the same period in 1996, which was 41.1%. This decrease was primarily due to increased sales of networking products (which, like OEM sales, have a lower gross profit margin) and due to a reduction of inventory value for certain customer specific inventory for which a customer order was canceled.

         SG&A expenses increased significantly to $3,986,484 for the nine month period ended September 30, 1997 and to $1,405,893 for the three month period ended September 30,1997. These amounts represented respective increases of 30.5% and 26.9% over the same periods in 1996. These increases in expenses are due to a combination of the following factors: increased costs necessary to support and service increased sales levels; increased costs due to being a public company, including fees for professional services; and increased costs related to the efforts to strengthen OEM sales. Tangible SG&A expenses (excluding amortization of intangibles related to the purchase of the Focus networking product line) are projected to increase in the future as sales increase. However, the rate of tangible SG&A expense increase is projected to be at a lower rate than projected sales increases.

         Interest expense, net of interest income, for the nine month period ended September 30, 1997 was $113,531, an increase of $18,039, or 18.9% when compared to the same period in 1996. Interest expense, net of interest income, for the three month period ended September 30, 1997 was $41,538, which was an increase of 103.1% when compared to the same period in 1996. These increases were due primarily to increased combined borrowings and higher average interest rates during the 1997 periods.

         As a result of the factors set forth above, the Company's net income before taxes was $509,435 for the nine month period ended September 30, 1997 and $115,600 for the three month period ended September 30, 1997. These were respective decreases of $228,693 or 31.0% and $42,232 or 26.8% when compared to the same periods in 1996.

         Pro forma net income, which reflects the Company's net income had the Company been taxed as a C Corporation for the entire nine month period ended September 30, 1996 and 1997 was

$306,863, for the nine month period and $69,138 for the three month period ended September 30, 1997, compared to $471,071 for the nine month period and $94,057 for the three month period ended September 30, 1996.

         During the nine month periods ended September 30, 1996 and 1997, average shares outstanding increased by 53.5% from 1,254,948 shares to 1,926,383 shares, which contributed to the calculated earnings per share decrease of 50.0%, or $.19 per share, from $.38 per share during the nine months ended September 30, 1996, to $.19 per share during the nine months ended September 30, 1997. During the three months periods ended September 30, 1996 and 1997, average shares outstanding increased 66.9%, which contributed to the calculated earnings per share decrease of 42.9%, or $.03 per share, from $.07 per share during the three month period ended September 30, 1996, to $.04 per share during the three month period ended September 30, 1997. Average shares outstanding for both the three and nine month 1997 periods increased due to the Company's initial public offering in the first quarter of 1997.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         On February 19, 1997, the Company closed its initial public offering of 800,000 shares of Common Stock and 800,000 Redeemable Common Stock Purchase Warrants. On March 20, 1997 the Company sold an additional 120,000 shares of Common Stock and 120,000 of its Redeemable Common Stock Purchase Warrants in connection with the exercise by the underwriters of an over-allotment option. Collectively, the Company raised net proceeds of approximately $4,862,000 in its initial public offering (or $4,375,000 net of certain capitalized expenses in connection with the offering).

         At September 30, 1997, the Company's working capital was $7,442,222 and its current ratio was 4.61:1, compared to working capital of $3,119,645 and a current ration of 1.67:1 as of December 31, 1996. The increase in working capital and the current ratio was due primarily to the receipt of the proceeds of the Company's initial public offering which contributed to the increase in cash, the decrease in current portion of long term debt through repayment of amounts due under the Company's line of credit, and the decrease in accounts payable and accrued expenses.

         As of September 30, 1997, accounts receivable increased $1,043,296, or 38.4% primarily due to increases in sales. Inventories increased $171,548, or 3.6%, from December 31, 1996 to September 30, 1997 primarily due to the inventory purchased in conjunction with the purchase of the networking product line acquired from Focus (see above). Prepaid expenses and other current assets increased $200,013, or 129.4%, from December 31, 1996 to September 30, 1997.
The increases in prepaid expenses and accrued expenses were due primarily to the following factors: market development funds that were paid to a major distributor of the Company's products in advance of being earned; amounts paid to secure space at a trade show that the Company is scheduled to attend in November; and, the remaining prepaid amounts related to the two year financial advisory agreement with the Company's underwriters, all of which were not present as of December 31, 1996.

         As of September 30, 1997, accounts payable and accrued expenses decreased $1,122,237, or 37.2%, compared to December 31, 1996. This decrease is primarily due to a portion of the proceeds of the Company's initial public offering being used to pay accounts payable and various accrued expenses.

         As of September 30, 1997, the Company had paid off all amounts due under notes payable primarily from a portion of the proceeds of the Company's initial public offering. The Company has available for borrowing (based upon a formula) at November 11, 1997 approximately $2,032,000 under the terms of its revolving line of credit with an institutional lender. This revolving line of credit is for a maximum of $4,500,000 and was renewed as of August 1, 1997 for a one year term. Borrowings under the revolving line of credit are made available to the Company based upon specific percentages of accounts receivable and inventory and if made, will bear interest at the rate of prime plus .25%. The Company intends to borrow funds from the revolving credit as required to fund its future growth. There can be no assurances that the Company will be in a position to borrow funds at the time they become necessary.

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

         The Company believes that the cash balance, along with the unused balances available under the existing line of credit and the net cash flow generated from operating activities, will be adequate to fund the Company's operations in 1997. This is a projection, however, and no assurance can be given that the Company's cash from operations and from its available line of credit will be sufficient to meet the Company's cash requirements during 1997.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On June 25, 1997, the Florida Department of Revenue issued to the Company a Notice of Intent to Make Audit Changes with respect to a proposed assessment of sales and use tax covering the period August 1, 1991 through July 31, 1996. The proposed assessment, including penalties and interest, totaled approximately $1,100,000. During the quarter ended September 30, 1997 this assessment was modified and settled for approximately $20,000, of which $5,000 related to expenses was charged to earnings during the period.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         As of November 12, 1997, the Company entered into a Share Exchange Agreement with Dataholding A.S., a Norwegian limited company ("Dataholding"), and the shareholders of Dataholding, pursuant to which Dataholding has become a wholly-owned subsidiary of the Company (the "Merger"). Dataholding is based in Oslo, Norway and is a manufacturer and distributor of connectivity and networking products primarily in Norway.

         In connection with the Merger, which will be accounted for under the pooling of interest business combination method of accounting, the Company issued 360,000 unregistered shares of its authorized but unissued Common Stock in exchange for all of the issued and outstanding capital stock of Dataholding. The Company agreed to use its best efforts to file, on or before February 28, 1998, a registration statement covering the shares of Common Stock issued to Dataholding's shareholders in connection with the Merger. The aggregate purchase price was determined in arms length negotiations between the Company and the shareholders of Dataholding.

         In connection with the execution of the Share Exchange Agreement, Dataholding's management executed employment and consulting agreements agreeing to continue to provide services to Dataholding for not less than a two year period.

         The Company will file a Form 8-K amending the information regarding Dataholding contained in this Form 10-QSB to include the financial and pro-forma information required by Items 7(a) and (b) of Form 8-K within 60 days after the completion of this acquisition.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1   Share Exchange Agreement, dated as of November 12, 1997
                  27.1   Financial Data Schedule

         (b)      Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter ended September 30, 1997. However, two Form 8-K's were filed subsequent to the end of the quarter both of which were dated October 15, 1997. The first Form 8-K reported the execution of a Master Purchase Agreement between the Company and FOCUS Enhancement, Inc. ("Focus"). The second Form 8-K reported the execution of an Asset Purchase Agreement between the Company and Focus relating to the Company's acquisition of the assets of the networking division of Focus.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ADVANCED ELECTRONIC SUPPORT
                                            PRODUCTS, INC.


Date: November 18, 1997                     By: /S/ RANDALL N. PAULFUS
                                               -----------------------
                                            RANDALL N. PAULFUS, Chief Financial
                                            Officer

                                 EXHIBIT INDEX

EXHIBIT      DESCRIPTION
-------      -----------

 10.1       Share Exchange Agreement, dated as of November 12, 1997
 27.1       Financial Data Schedule