Form 10KSB
period 1997-12-31
ADVANCED ELECTRONIC SUPPORT PRODUCTS INC
filed 1998-04-15
CIK 1026744

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to__________________

Commission file number     001-12739

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                 (Name of small business issuer in its charter)

           FLORIDA                                             59-2327381
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


            1810 N.E. 144TH STREET, NORTH MIAMI, FLORIDA    33181
           (Address of principal executive offices)      (Zip Code)

Issuer's telephone number       (305) 944-7710

Securities registered under Section 12(b) of the Exchange Act:

    Title of each class               Name of each exchange on which registered
---------------------------------   --------------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                    REDEEMABLE COMMON STOCK PURCHASE WARRANTS
                                (Title of class)

Check whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenue for the fiscal year ended December 31, 1997 was $21,185,911.

The aggregate market value of the voting stock held by non-affiliates of the Company (based upon the closing bid price of the Company's common stock, $.001 par value per share (the "Common Stock"), as of March 20, 1998 of $3.63 per share) was approximately $8,284,000. There is no non-voting stock.

The number of shares outstanding of the Company's Common Stock, as of March 20, 1998, is 2,282,201.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held in May 1998, are incorporated by reference into Part III hereof. Certain exhibits listed in Part III of this Annual Report on Form 10-KSB are incorporated by reference from prior filings made by the Company under the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act").

Transitional Small Business Disclosure Format  (Check one):

                      Yes [ ]      No [X]

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                     PART I

                                                                                                               PAGE

Item 1.  Description of Business..................................................................................4

Item 2.  Description of Property.................................................................................13

Item 3.  Legal Proceedings.......................................................................................13

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................13

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters................................................14

Item 6.  Management's Discussion and Analysis or Plan of Operation...............................................15

Item 7.  Financial Statements and Supplementary Data.............................................................22

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................................................22

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Central Persons;
                  Compliance with Section 16(a) of the Exchange Act..............................................23

Item 10. Executive Compensation..................................................................................23

Item 11. Security Ownership of Certain Beneficial Owners and Management..........................................23

Item 12. Certain Relationships and Related Transactions..........................................................23

Item 13. Exhibits and Reports on Form 8-K........................................................................23

FINANCIAL STATEMENTS

                           Reports of Independent Certified Public Accountants..................................F-2
                           Consolidated Balance Sheet at December 31, 1997......................................F-4
                           Consolidated Statements of Income for the Years Ended
                                    December 31, 1997 and 1996..................................................F-5
                           Consolidated Statements of Shareholders' Equity for the Years Ended
                                    December 31, 1997 and 1996..................................................F-6
                           Consolidated Statements of Cash Flow for the Years Ended
                                    December 31, 1997 and 1996..................................................F-7
                           Summary of Significant Accounting Policies...........................................F-8
                           Notes to Consolidated Financial Statements...........................................F-13


                                     PART I

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-KSB CONTAIN FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THE FOLLOWING: COMPETITION FROM OTHER MANUFACTURERS AND DISTRIBUTORS OF CONNECTIVITY AND NETWORKING PRODUCTS BOTH NATIONALLY AND INTERNATIONALLY; THE BALANCE OF THE MIX BETWEEN ORIGINAL EQUIPMENT MANUFACTURER SALES (WHICH HAVE COMPARATIVELY LOWER GROSS PROFIT MARGINS WITH LOWER EXPENSES) AND RETAIL SALES (WHICH HAVE COMPARATIVELY HIGHER GROSS PROFIT MARGINS WITH HIGHER EXPENSES) FROM PERIOD TO PERIOD; AND THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING AND ASSEMBLY OF PRODUCTS AND THE ABSENCE OF SUPPLY AGREEMENTS. THESE AND ADDITIONAL FACTORS ARE DISCUSSED HEREIN AND IN THE COMPANY'S PROSPECTUS DATED FEBRUARY 13, 1997. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN INVOLVE AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING), ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENT. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

ITEM 1.           DESCRIPTION OF BUSINESS

(A)      OVERVIEW

         The Company designs, manufactures, markets and distributes computer connectivity and networking products nationally and internationally. The Company currently offers a broad range of products to its customers, including computer cables, connectors, installation products, data sharing devices, and fiber optic cables, as well as a complete selection of networking products, such as networking interface cards, hubs, transceivers, and repeaters for different networking topologies. The Company works with various manufacturers that manufacture and assemble the Company's products using designs and manufacturing specifications (including quality control) provided by the Company. For these designs and manufacturing specifications, the Company uses its own designs as well as standard industry designs. The Company's manufacturers are located primarily in the Far East, allowing the Company to maintain competitive pricing for its products due to comparatively lower labor-related costs of production in the Far East. The Company also assembles a very small percentage of its products at the Company's North Miami Beach facility. The Company offers its products to a broad range of customers, including original equipment manufacturers ("OEM") and retail customers (such as computer superstores and dealers, and mail order customers) in North America, Latin America, and Eastern and Western Europe.

         In February and March 1997, the Company completed an initial public offering ("IPO") in which it raised net proceeds of approximately $4,374,000. The net proceeds of the IPO were used for repayment of indebtedness, the opening of new sales offices, product development and design, increasing inventory to support customer requirements, increasing the sales force, implementing the international manufacturing standard "ISO 9000", advertising and marketing, acquisitions and working capital and general corporate purposes.

         Subsequent to completion of its IPO, the Company has completed two acquisitions: (i) effective September 30, 1997, the Company acquired the assets of the networking division of Focus Enhancements, Inc., which sells networking products under the "Focus Networking" tradename to retail customers, primarily in the United States and Europe, and (ii) on November 12, 1997, the Company acquired the outstanding shares of Dataholding AS (now called Jotec/AESP AS), a distributor of connectivity and computer products located in Oslo, Norway.

(B)      BUSINESS OF ISSUER

THE COMPUTER CONNECTIVITY INDUSTRY

         The growth of computer sales over the past five to seven years has increased the need for components and devices which connect computers with computer peripherals and other computer-related equipment. Companies which currently service this growing computer connectivity market fall into four categories: manufacturers, distributors, retailers and catalog houses. Catalog houses sell directly to end-users by mass mailing catalogs. Retailers sell to end-users from retail stores. Often retailers have multiple locations. Manufacturers and distributors, such as the Company, service both the retailers and catalog houses.

         Distributors of computer connectivity products range in size from large distributors reporting in the range of $50-$250 million in annual net sales to smaller distributors reporting little more than $1-3 million in annual net sales. Small distributors predominate the computer connectivity industry, and are largely fragmented throughout the different sectors of the computer connectivity industry. See "Competition" below. The Company believes that competitive factors affecting its business include providing quality products at competitive prices and providing a broad range of services. The Company is constantly seeking to improve its competitive position within its industry.

         In general, the computer industry is characterized by rapidly changing technology. The Company must continuously update its existing products to keep them current with changing technology and must develop new products to take advantage of new technologies that could render existing products obsolete. These products must be compatible with the computers and other products with which they are used. The Company's future prospects are dependent in part on its ability to develop in the future new products that address new technologies and achieve market acceptance. There can be no assurance that the Company will be successful in these efforts. If the Company were unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability could have a material adverse effect on the Company's results of operations. In addition, due to the uncertainties associated with the evolving markets being addressed by the Company, there can be no assurance that the Company will be able to respond effectively to product demands, fluctuations, or to changing technologies or customer requirements and specifications.

         Although the computer connectivity and networking industry is not generally affected as much by rapidly changing technology as the computer industry as a whole, the Company is aware of and monitoring the development of universal interfaces and any potential effect such developments would have on the Company. In general, these interfaces would be used to facilitate the interaction between many different types of computers and computer devices. Specifically, the universal interfaces would allow many different devices (such as monitors, keyboards, modems and printers) and computer types which are currently connected by different connectors, to be connected using one universal interface for each connection. It is possible that the different connectors currently in use will be replaced by such universal interfaces. Although the Company anticipates that the sales volume of these universal interfaces should be at a similar level to the aggregate sales volume for the connectors that they replace, it is possible that the profit margin associated with the new universal interfaces may be lower than the Company's current connectors. Although, in the short term, demand for these universal interfaces may create a new product for the Company, the Company cannot determine with any certainty how its other similar products will be affected or what the long-term effect will be on the Company's sales and operating results. No assurance can be given that the computer industry will agree on one or more of these universal interfaces or that such interfaces will be accepted by the market.

         The computer industry has been affected historically by general economic downturns, which have had an adverse economic effect upon manufacturers, distributors and retailers of computers and computer-related products. General economic downturns have traditionally had adverse effects upon the computer-related industry. There can be no assurance that the Company will be able to predict or respond to such cycles.

PRODUCTS AND SERVICES

         The Company's products fall into four product categories: connectivity, networking, audio/video and accessories. Connectivity products generally include cable assembles, adaptors, connectors, installation products and data-sharing devices. Connectivity products can be characterized as products which connect a computer, for example, to other external hardware, such as a printer. Networking products include, for example, interface cards, hubs, transceivers and repeaters for different networking topologies. Networking products can be described as products which connect a computer, for example, to another computer or to a network server. Audio/video products include connectivity-type products for multimedia applications. Audio/video products connect audio and video output to homes and businesses. Accessories include tools, testers and surge protectors. Accessories are used across all three other product lines.

         Part of the Company's success to date has resulted from expanding the variety of the products it offers through its diversification into, and management of, these four product categories. By diversifying among these four product categories, the Company has expanded its product lines as well as the total number of its products offered within those lines allowing it to enter new markets and increase gross sales. Another important element to the Company's success is product management, which includes overseeing the production and assembly of the Company's products as well as keeping in touch with new types of products being produced by the industry as a whole.

         The Company is constantly seeking to upgrade its product lines in an effort to meet customer demand. The Company provides its customers with a comprehensive, reference-style catalog, which describes over 1,000 of the Company's products. The Company has also expanded the product lines it offers with the acquisition of the assets of Focus' networking division in September 1997 and by the addition of the Plugged-In(TM) line of ultra high quality computer cables.

         Products offered by the Company to its customers in different geographic locations may differ from country to country primarily due to different electrical standards and different customer requirements. For example, in Russia and the Ukraine, the Company sells more bulk cable (wire on rolls) and electrical raceways (external conduits) than it does in the United States, primarily due to the Company serving a higher percentage of the cable installers in Russia and the Ukraine than it does in the United States. Furthermore, in countries outside of the United States, electrical power may be of different voltage and frequencies and wall connections may be of different configurations than in the United States, which requires the Company to stock different types of power cords, plugs and connectors for deliveries to each country served. Normally these unique inventory items are stocked in the closest sales offices or warehouse in relationship to the country that requires them.

         In addition to offering a large variety of products, the Company also offers numerous services to its customers. These services include stock rotation (where the customer can return unsold products for credit towards purchases of new products); price protection (where the customer is entitled to receive a lower price if another customer receives a lower price on the same product); enhanced packaging; custom packaging; technical and design support (where the customer receives advise from the Company on which product or design specification is appropriate for a particular situation); assembly support (where customers rely on the Company to assemble the component parts the customer traditionally had done itself); training (where the customer receives training from the Company on the different capabilities and applications of the Company's products); extended warranties; merchandising/display programs and quality control. These value-added services assist the Company's customers, providing what the Company believes to be a competitive advantage.

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

         Due to the high volume and labor intensive nature of manufacturing computer connectivity products, most of the products sold by the Company are manufactured outside the United States in such countries as Taiwan, the Peoples' Republic of China, Hong Kong, Malaysia and Korea. The Company also assembles a small percentage of its products at the Company's North Miami, Florida facility.

         For the production of each specific type of retail product, the Company usually maintains an on-going relationship with several suppliers to guard against the possibility of problems with one supplier adversely impacting the Company's business. For the production of OEM products, the Company usually uses a single supplier for each product, with other factories providing competitive price quotes and being available to supply the same OEM product if a primary supplier fails to produce for reasons outside the Company's control. However, while the Company believes that it could easily replace a sole source of supply if required, there can be no assurance of this fact. In an effort to produce defect-free products and maintain good working relationships with its suppliers, the Company keeps in contact with its suppliers, often inspecting the manufacturing facilities of the suppliers and implementing quality assurance programs in the supplier's factories.

         Over the last five years, the Company has significantly expanded its supplier base. Presently, the Company works with approximately 40 suppliers. The Company has one supplier (located in China) which supplied approximately 10 percent of the Company's purchases during 1997. No other source of supply accounted for more than 10 percent of the Company's purchases during 1997, and other than purchase orders, the Company does not enter into supply or requirements contracts with its suppliers. The Company believes that purchase orders, as opposed to supply or requirement agreements, provide the Company with more flexibility in responding to customer demand. Nevertheless, the loss of one or more suppliers could have an adverse impact on the Company.

QUALITY CONTROL

         The goal of the Company's quality control program is to provide the Company's customers with defect-free products. Working with its primary manufacturers and often with the manufacturers of the component parts, the Company has instituted quality control measures at five stages throughout the manufacturing process. At the first stage, the Company works with its primary manufacturers to institute a general quality control check upon the entry of the various component parts into the primary manufacturers' factory (a.k.a. the incoming inspection). At the second stage, the primary manufacturer checks to ensure that the contacts which are being fitted with connectors function properly. The third and fourth stages of quality control occur after each molding process, with the final product being subject to quality control upon shipment to the Company. The fifth and final stage of quality control occurs at one of the Company's distribution warehouses (North Miami, Pleasanton, Germany, Sweden and Norway). At this final stage of quality control, the Company tests a certain percentage of each shipment of the products it receives to ensure the products meet the Company's quality standards.

         The Company is working towards compliance with the "ISO 9000" standard by the end of calendar year 1998. The ISO 9000 is an international manufacturing standard which is becoming more prevalent across numerous industries. Almost all of the Company's current suppliers are in the process of implementing ISO 9000 procedures.

DISTRIBUTION

         OEM sales are generally handled by salespersons located in the Company's headquarters in North Miami, Florida, with an additional warehouse in the Pleasanton, California area to improve delivery times from the Pacific rim. OEM customers located in the Western half of the United States receive their product directly from the Company's Pleasanton warehouse, while customers located in the Eastern half of the United States receive their shipments from the Company's North Miami warehouse. Retail sales are generally handled from the Company's headquarters in North Miami, Florida and from the German, Swedish and Norwegian offices and warehouses. Quality assurance points are located at all warehouse locations.

CUSTOMER BASE

         The Company's customer base is divided into two categories: OEM and retail. OEM customers are generally manufacturers of computer-related equipment which use the Company's products as part of their finished products. Retail customers are local and regional resellers, value-added resellers and distributors, educational institutions and catalog houses. Catalog houses constitute a large share of the Company's domestic retail sales and also represent the most potential in the Company's efforts to expand its retail customer base. The retail mass merchandising market also represent a significant growth area for the Company. The Company does not sell directly to end-users.

         Substantially all of the Company's revenues are derived from the sale of its products through third parties. Domestically, the Company's products are sold to end users primarily through OEM customers, wholesale distributors, value added resellers ("VARs"), mail order companies, computer superstores and dealers. Internationally, the Company's products are sold through wholesale distributors and mail order companies, dealers and VARs. Accordingly, the Company is dependent on the continued viability and financial stability of its resellers. The Company's resellers often offer products of several different companies, including, in many cases, products that are competitive with the Company's products. There can be no assurance that the Company's resellers will continue to purchase the Company's products or provide them with adequate levels of support. The loss of, or a significant reduction in sales volume to, a significant number of the Company's resellers could have a material adverse effect on its results of operations.

         Sales to the Company's exclusive distributor in Russia, AESP-Russia, amounted to 15.1% of the Company's net sales for 1997. No other customer of the Company accounted for more than 10 percent of the Company's net sales for the same period. The Company's top 10 customers accounted for approximately 48% of the Company's net sales for the year ended 1996 and approximately 40% of the Company's net sales for the year ended December 31, 1997.

         The Company believes that due to the vagaries of the computer industry, it is likely that some customers who are significant customers in one period may become insignificant customers in future periods. See Item 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION". The reduction in net sales attributable to the Company's top ten customers from period to period reflects the Company's attempts to diversify its customer base and reduce its dependence on any one set of customers. However, the loss of one or more significant customers could have a material adverse impact on the Company's business and results of operations.

MARKETING AND SALES

         The Company's marketing and sales efforts are directed by the Sales and Marketing Department. The marketing department is responsible for, among other things, publishing the Company's catalogs for each product line as well as the general Company catalog, assisting the sales group (described below) in preparing for sales shows, advertising the Company's products in industry publications, working with mail-order catalogs to prepare advertising space in such catalogs, and providing designs for packaging the Company's products. The sales department is responsible for, among other things, contacting potential customers with information and prices for the Company's products, following leads from trade shows, providing customer support and visiting customers on a regular basis. The Marketing Department is responsible for worldwide marketing while the Sales Department is divided in responsibility by geographic location.

COMPETITION.

         The Company competes with many companies that manufacture, distribute and sell computer connectivity and networking products. While these companies are largely fragmented throughout different sectors of the computer connectivity industry, several of these companies have greater assets and possess greater financial and personnel resources than those of the Company. Some of these competitors also carry product lines which the Company does not carry and provide services which the Company does not provide. There can be no assurance that competitive pressure from these companies will not materially adversely affect the Company's business and financial condition. In the event that more competitors begin to carry products which the Company carries and price competition with respect to the Company's products significantly increases, competitive pressures could cause the Company to reduce the prices of its products, which would result in reduced profit margins. Prolonged price competition would have a material adverse effect on the Company's operating results and financial condition. A variety of other potential actions by the Company's competitors, including increased promotion and accelerated introduction of new or enhanced products, could have a material adverse effect on the Company's results of operations. There can be no assurance that the Company will be able to compete successfully in the future.

GROWTH STRATEGY

         The Company's goals are to become a leader and achieve brand recognition in the computer connectivity and networking industry. In order to achieve these two goals, the Company's strategy is to increase its retail and OEM customer base through internal growth and through growth by acquisition.

         The Company plans to increase its operating revenues and income by increasing its retail and OEM customer base in existing markets and expanding into new markets. In order to increase its national and international retail customer base, the Company intends to continue to increase its marketing with large catalog companies and to increase its product line and the size of its inventory as well as continue to expand its sales and marketing efforts by opening additional sales offices in the United States, in Eastern and Western Europe and in Latin America. In an effort to expand its OEM customer base, the Company intends to seek to offer its products not only to OEM computer product manufacturers, but also to manufacturers in the medical, telecommunications and cable TV industries.

         Another element of the Company's strategy to achieve its goals is to grow by the acquisition of other companies, assets, and/or product lines that would compliment or expand the Company's existing business. The Company believes that there are many small distributors which would be interested in consolidating with the Company. In general, the Company intends to look for companies and/or product lines with new designs, new technology, new services, and advanced products, preferably in high technology industries. In particular, the Company would be interested in companies and/or product lines in the telecommunications, cable audio/video, and computer markets. The Company believes that acquisitions will enable it to leverage its current level of operations and accelerate its growth. The Company has no present understanding, agreement or arrangement with respect to any material acquisition.

         The Company's ability to grow by acquisition is dependent upon, and may be limited by, the availability of suitable acquisition candidates and capital, and by restrictions contained in the Company's credit agreements, which restrictions include maintaining certain minimum ratios of assets versus liabilities and not permitting any indebtedness, guarantees or liens which would materially affect the Company's ability to repay its loan to the bank. In addition, acquisitions involve risks that could adversely affect the Company's operating results, including the assimilation of the operations and personnel of acquired companies, the possible amortization of acquired intangible assets and the potential loss of key employees of acquired companies. Although the Company completed two acquisitions during 1997, there can be no assurance that the Company will be successful in consummating future acquisitions on terms acceptable to the Company. Other than as required by the Company's Articles of Incorporation, By-Laws, and applicable law, shareholders of the Company generally will not be entitled to vote upon such acquisitions.

         The acquisitions of companies and/or inventories as set forth above are expected to be funded in part by borrowings under the Company's revolving credit facility, from the Company's operating cash flow, and through the issuance of additional shares of the Company's authorized but unissued Common Stock.

CORPORATE ORGANIZATION

         The Company is divided into five departments: (1) the Sales and Marketing Department, (2) the International Sales Department (including affiliated offices in Sweden, Germany and Norway), (3) the Purchasing Department, (4) the Operations Department (including the MIS, shipping, warehouse and quality control and production groups), and (5) the Accounting Department. The Sales and Marketing Department covers sales in Latin America, the United States and Canada. Account Managers and Customer Service Representatives service this department from the North Miami headquarters. The International Sales Department covers sales in Eastern and Western Europe, with offices in Sweden, Germany and Norway servicing the European sector, and exclusive distributors in the Ukraine and Russia handling East European customers.

         The Sales and Marketing Department also includes product management, graphic arts and technical support services. The International Sales Department also receives support from the Sales and Marketing Department.

EMPLOYEES

         As of December 31, 1997, the Company employed 96 people at the following locations: Miami office - 65; AESP Sweden - 7; AESP Germany - 10; and Norway - 14. Company wide-19 employees work in administration/accounting, 6 employees work in purchasing, 39 employees work in sales and marketing, and 32 work in the Operations Department. None of the Company's employees is covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company's executive offices are located in North Miami, Florida. All of the Company's properties are maintained on a regular basis and are adequate for the Company's present requirements.

         The table set forth below identifies the principal properties utilized by the Company. All properties are leased. RSB Holdings, Inc., a related party, owns the corporate headquarters, product assembly and central warehouse, and leases such properties to the Company. See Note 11 to Notes to Consolidated Financial Statements for information regarding the financial terms of the Company's leases.


                                                                     APPROXIMATE
                                                                       SQUARE
FACILITY DESCRIPTION                  LOCATION                         FOOTAGE
--------------------                  --------                         -------
Corporate Headquarters,               North Miami, FL                  10,000
Product Assembly and
Central Warehouse
Warehouse                             North Miami, FL                  20,000
Warehouse                             Pleasanton, CA                    4,500
Sales Office and Warehouse            Tierp, Sweden                     5,000
Sales Office and Warehouse            Oslo, Norway                     14,000
Sales Office and Warehouse            Sulzemoos, Germany                5,000
Bonded Warehouse                      Sulzemoos, Germany                6,000
Bonded Warehouse                      Vinnitsa, Ukraine                10,000


ITEM 3.           LEGAL PROCEEDINGS

         As of March 20, 1998, the Company was not a party to any material legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) The Company's Common Stock and Warrants have been, since February 13, 1997, traded on the NASDAQ SmallCap Market under the symbols "AESP" and "AESPW". According to the NASDAQ Stock Market, since the Company's initial public offering, and through December 31, 1997, the high and low bid price for the Shares and Warrants on the NASDAQ SmallCap Market has been $9 and $2 15/16, and $2 3/4 and $1/2, respectively. As of March 20, 1998, the high and low bid price for the Shares and Warrants on the NASDAQ SmallCap Market was 3 11/16 and 3 5/8, and 5/8 and 5/8, respectively.

         (b) As of March 20, 1998, the number of holders of record of the Company's Common Stock was approximately 14. The Company believes that there are approximately an additional 750 holders who at that date beneficially owned shares of the Company's Common Stock in street name.

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

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         Since its incorporation in 1983, the Company has designed, manufactured, marketed and distributed computer connectivity and networking products nationally and internationally. Through AESP Germany, established in 1987, and AESP Sweden, established in 1988, the Company has continued to grow its sales and distribution network.

         On February 19, 1997, the Company completed an initial public offering ("IPO") of 800,000 shares of Common Stock and 800,000 of the Company's Redeemable Common Stock Purchase Warrants (exercisable at $6.90 per share). On March 20, 1997, the Company sold an additional 120,000 shares of Common Stock and 120,000 of the Company's Redeemable Common Stock Purchase Warrants in connection with the exercise by the underwriters of an over-allotment option. In the aggregate, the Company raised net proceeds of approximately $4,374,000 in its IPO. The Company has used these net proceeds to repay indebtedness, to open new sales offices, for product development and design, to increase inventory to support customer requirements, to increase its sales force, to implement the international quality standard "ISO 9000", for advertising, marketing, acquisitions, and for working capital and general corporate purposes.

         Subsequent to the completion of the IPO, effective September 30, 1997, the Company acquired the assets of the networking division of Focus Enhancements, Inc. ("Focus"). The networking division of Focus sells networking products under the "Focus Networking" tradename to retail customers, primarily in the United States and Europe. In connection with this acquisition, the Company issued an aggregate of 189,701 shares of its authorized but unissued Common Stock to Focus (valued at $700,000). The Company also paid Focus an aggregate of $159,371 to acquire Focus' inventory of networking products, subject to a warranty claims adjustment of $21,000.

         Additionally, on September 29, 1997 the Company entered into a two year exclusive supply agreement with Focus whereby Focus agreed to purchase a minimum of $1,250,000 per year of the Company's OEM products at agreed upon margins. The term of the Agreement may be automatically renewed for additional one year terms unless either party provides prior written notice of its intent not to renew the term of the Agreement.

         On November 12, 1997, the Company acquired all of the outstanding shares of Dataholding AS, a Norwegian company ("Dataholding", now called Jotec/AESP AS), from the shareholders of Dataholding. Dataholding, based in Oslo, Norway, is a distributor of connectivity and computer products primarily in Norway. In connection with this acquisition, which was accounted for under the pooling of interests business combination method of accounting, the Company issued 360,000 shares of its authorized but unissued Common Stock in exchange for all of the issued and outstanding capital stock of Dataholding. As a result of this pooling of interests accounting treatment, the Company's 1996 and 1997 net sales increased by approximately $4,605,000 and $4,862,000, respectively, and the Company's 1996 and 1997 net income increased by approximately $427,000 and $359,000, respectively.

         RESULTS OF OPERATIONS

         Net sales consist primarily of gross sales, net of allowances for returns and other adjustments. Costs of sales consist primarily of product costs (cost of manufacture or acquisition) and freight charges.

         Net sales and gross profits from period to period depend in part on the volume and mix of OEM and retail sales, as well as the cost and mix of components and finished products contained in the Company's inventory from time to time to supply those sales. The Company believes that it must continue to manage the mix between OEM sales and retail sales. OEM sales generally have a comparably low gross profit margin with a relatively high volume of sales per customer, while retail sales generally have a comparably high gross profit margin with a relatively low volume of sales per customer. Retail sales consequently require more time and effort, as well as high operating expenses (including overhead), to achieve a comparably higher gross profit margin. The overall mix of OEM and retail sales will therefore impact from period to period the overall gross profit margin of the Company's sales. A large portion of the Company's operating expenses are relatively fixed. Since the Company typically does not obtain long-term purchase orders from retail customers or commitments from its customers, it must anticipate its future volume of orders based upon the historic purchasing practices of its customers and upon discussions with its customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on the Company's business, financial condition and results of operation.

         The majority of the Company's suppliers of components, manufacturers, and assemblers are foreign, and although all price quotations and payments with those entities are made in U.S. dollars, fluctuations in exchange rates could alter the price charged by these foreign suppliers, manufacturers and assemblers, and depending on the level of such exchange rate fluctuations, such price fluctuations could adversely affect the Company's performance. The majority of the Company's sales are made to customers outside of the United States. Although many price quotations and payments from customers are made in U.S. dollars, the same risks of adverse exchange rate fluctuations which are present with suppliers, manufacturers and assemblers (as set forth above) are also present in transactions with customers. The Company does not have a formal exchange risk management program nor does the Company engage in hedging activities with respect to exchange rate fluctuations because all price quotations and payments are made in U.S. dollars, which the Company believes helps reduce but does not eliminate the risk attendant to fluctuations in exchange rates.

         Although the Company monitors its inventory on a regular basis, the Company needs to maintain a significant inventory in order to ensure prompt response to orders and to avoid backlogs. The Company may need to hold such inventory during periods of low sales activity. The capital necessary to hold such inventory restricts the funds available for other corporate purposes. The Company does not provide allowances for anticipated product returns. Although the Company endeavors to reduce product returns through its quality control program, and although historically product returns have been relatively insubstantial, there can be no assurance that product returns will not increase in the future.

         The market for the Company's products in Russia and the Ukraine is generally driven by concerns as to availability for immediate delivery, as well as by price and quality. In order to take advantage of this market, the Company increased inventory levels held in the Ukraine during 1997 in an effort to decrease delivery times to its customer.

         Recent accounting pronouncements, including Statement of Financial Accounting Standards ("SFAS") No. 130, entitled "Reporting Comprehensive Income" and SFAS 131 entitled "Disclosures about Segments of an Enterprise and Related Information", which affect the reporting of the Company's financial statements contained herein, are described in more detail in the Company's financial statements to this Annual Report. See "Summary of Significant Accounting Policies" in the Consolidated Financial Statements.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Net sales for the fiscal year ended December 31, 1997 were approximately $21.2 million, an increase of approximately $2.9 million or 15.7% compared to net sales for the fiscal year ended December 31, 1996 of approximately $18.3 million. OEM sales decreased 46.4% from 1996 to 1997, primarily due to the Company's reduction in sales to two large OEM customers. During 1996, these two customers made significant purchases from the Company that were not repeated in 1997 (due to issues unrelated to the Company). The Company has recently expanded its OEM sales group in order to broaden its base of OEM customers and to increase its OEM sales in the future.

         Despite the loss of OEM sales, the Company's overall increase in net sales was primarily attributable to the success of the Company's increased sales and marketing efforts which resulted in approximately a 35.0% increase in the Company's retail sales from fiscal year 1996 to fiscal year 1997. In particular, the Company's retail sales to its exclusive distributors in Russia and the Ukraine increased approximately 157.0% from period to period. The sales mix changed from approximately 25% OEM, 75% retail, in 1996 to approximately 10% OEM, 90% retail, in 1997. Although the Company increased its sales and marketing effort in 1997 as compared to 1996 which resulted in increased retail sales, such increased marketing and sales effort has not resulted in increased OEM sales. The Company believes that this is primarily due to the longer sale lead time for OEM sales than for retail sales. Typically, the length of time to complete a sale ("lead time"), from initial customer contact to a sales shipment, is from 12 to 18 months for an OEM sale, and is from 3 to 6 months for a retail sale. During both 1996 and 1997, the Company increased its worldwide sales and marketing personnel and its U.S. sales offices. In addition, the Company increased its advertising, trade show, and sales travel expenditures, all in an attempt to increase sales. Due to the longer sale lead time for OEM sales than for retail sales, the increased sales efforts during 1997 resulted only in increases in retail sales.

         During 1996 and 1997, domestic sales were approximately 47.0% and 40.1%, respectively, of net sales and international sales were approximately 53.0% and 59.9%, respectively, of net sales. The Company is optimistic that it will achieve growth in net sales in both its domestic and international markets during future periods.

         Gross profits as a percentage of gross sales increased approximately 1.3%, from 41.7% in 1996 to 43.0% in 1997. Though the increase was small, it does reflect the shift in sales mix from OEM sales to retail sales. OEM sales typically command a lesser gross margin than retail sales. Retail sales however, typically have greater overhead and SG&A expenses associated with them and therefore typically generate less operating profits than do OEM sales. The Company believes that future gross profits and operating profits will continue to be affected by the mix of sales.

         Selling, general and administrative expenses ("SG&A") increased significantly from 1996 to 1997, both in absolute dollars and as a percentage of net sales. SG&A expenses increased approximately $1.9 million from 1996 to 1997, a 31.7% increase. As a percentage of net sales, SG&A expenses increased from approximately 33.2% in 1996 to approximately 37.8% in 1997. Included in 1996 SG&A expenses were approximately $125,000 in expenses relating to the Company's proposed merger with the Americas Growth Fund, Inc. ("AGF"), for which there was no comparable expense in 1997. Had the AGF merger expenses not been incurred, the Company's 1996 SG&A expenses, as a percentage of sales, would have been 32.5%.

         SG&A expenses for 1997 reflect additional expenses relating to the sales mix change, the additional expenses relating to the Company's increased selling and marketing efforts, the expenses relating to the Company's acquisition search efforts, non-cash expenses relating to the Company having issued Common Stock options to two consultants (which is not expected to recur in 1998), and the expenses increase relating to the Company being a public company.

         As a result of the factors set forth above, income from operations for 1996 was approximately $1.6 million, compared to income from operations of approximately $1.1 million for 1997, reflecting a decrease of 29.1%.

         Other income and expenses, net, decreased from income of approximately $66,000 during 1996 to an expense of approximately $202,000 during 1997. This was due to several 1996 transactions in particular which were not repeated in 1997. During 1996 AESP's Norwegian subsidiary disposed of an inactive subsidiary and recorded a gain on the transaction. During 1996 the Company also recorded gains on the sale of inventory delivered by one of the Company's largest OEM customers as payment for accounts receivable. Foreign exchange losses were approximately $67,000 and $11,000, respectively, in 1997 and 1996. Interest expense from period to period increased a modest 8.5% or $12,000, from approximately $140,000 during 1996 to approximately $152,000 during 1997. The nature of the Company's debt changed from primarily institutional lending in 1996 to stockholder debt in 1997; the average borrowed amounts and interest rates, however, were comparable year to year.

         Pro forma net income, which reflects the Company's net income had the Company been taxed as a C corporation in 1996 and 1997, was $638,143 for the year ended December 31, 1997, which was a decrease of 43.0% compared to 1996 pro forma net income of $1,119,073.

         Pro forma basic earnings during 1996 was $0.95 per average share compared to $0.32 in 1997. There were 71.9% more average shares outstanding in 1997 than in 1996. Pro forma fully diluted earnings in 1996 were $0.95 per average, fully diluted share, compared to $0.30 in 1997, a 68.4% decrease. There were 102.6% more average, fully diluted, shares outstanding in 1997 than there were in 1996.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations primarily with cash flow from operations and with the proceeds from its available credit lines. For the fiscal year ended December 31, 1996, cash flows from operating activities was approximately $721,000; the cash required for operating activities in 1997 was approximately $1,573,000. For 1996, positive cash flows resulted from net income, collections of accounts receivable, and increases in accounts payable, which were offset in part by increases in inventory. For 1997, cash was used to pay down accounts payable, increase inventories, and to increase accounts receivable, particularly those accounts receivable from Russia and the Ukraine, which were partially offset by net income. Much of the cash used in 1997 for these purposes was derived from the IPO.

         Cash required by investing activities was due solely to net purchases of property and equipment in 1996. In 1997, cash required for investing activities was due primarily to additions to property and equipment (net of disposals), as well as the purchase of the assets of the networking division, which were partially offset by the sale of investment securities which were previously held by the Company's Norwegian subsidiary.

         On October 31, 1996, an extraordinary general meeting of the Board of Directors of Dataholding AS (the Company's Norwegian subsidiary, acquired November 12, 1997, and now known as Jotec/AESP AS), was held. At that meeting, the then shareholders of Dataholding determined to avail themselves of the benefits of a recent change in Norwegian tax law which newly permitted low tax rates on distributions and returns of capital to shareholders. These unusual returns of capital were paid by Dataholding during 1997.

         Cash used by financing activities for the year ended December 31, 1996 was approximately $351,000 and was the result of dividends and other distributions paid which were partially offset by borrowings. Cash provided by financing activities for the year ended December 31, 1997 was approximately $1,617,000 which was the result of the Company's receipt of the proceeds from the IPO, partially offset by payments on borrowings, both to financial institutions and to shareholders, payments of dividends and distributions, and a return of capital.

         Working capital was approximately $3.1 million on December 31, 1996, compared to working capital of approximately $8.1 million on December 31, 1997. Accounts receivable, net of allowance for doubtful accounts, was approximately $5.0 million on December 31, 1997 compared to approximately $3.5 million in December 31, 1996, an increase of approximately $1.5 million. This increase was due primarily to increases in accounts receivable relating to increased sales to the Company's Russian and Ukrainian exclusive distributors during 1997. Inventories increased from period to period by approximately $0.5 million due to inventory purchases made during the year to expand the Company's product offerings.

         During 1997, the Company renegotiated its revolving line of credit with a financial institution and increased its credit facility to $4,500,000 (from $2,500,000). Borrowings under the line of credit bear interest at the rate of prime plus 0.25% per annum. Available borrowings under the line of credit are based upon specific percentages of the Company's U.S. based accounts receivable and inventories. The line of credit is secured by a lien on the Company's worldwide accounts receivable, inventories, and all other assets of the Company. As of December 31, 1996, approximately $1,470,000 was outstanding under the previous credit facility. In February, 1997, the Company repaid, net of borrowings, approximately $1,270,000 to the lender under the credit facility existing at that time. At December 31, 1997 the amount due under the line of credit was approximately $214,000. On March 20, 1998, the amount due under the line of credit was approximately $1,250,000.

         In connection with its credit facility agreement, the Company is required to comply with certain affirmative and negative covenants, including limitations on further borrowings and dividend payments. Further, the Company is obligated to remain in compliance with certain financial ratios during the term of the agreement. As of December 31, 1997, the Company was in compliance with the covenants and ratios required under the line of credit.

         The Company intends to borrow additional funds from the credit facility to fund its future growth. There can be no assurances that the Company will be in a position to borrow funds under its credit line at such time as they are required. The credit facility will mature on July 26, 1998, and while the Company expects that it will be able to renew the facility, there can be no assurance that the credit facility will be renewed or even if renewed that it can be renewed on its current terms.

         During the fiscal year 1997, accounts receivable due to the Company from non U.S. customers increased significantly. In addition, a significant amount of inventories were placed in Europe to support the growth of the Company's sales in that area. The Company expects this trend to continue. Since the Company's current line of credit allows borrowings based only upon accounts receivable from U.S. customers and on inventories held in the U.S., the Company believes that some time within the next year the Company's ability to borrow under its current facility may become constrained. To facilitate the Company's expected international growth, the Company is currently negotiating with various financial institutions, including its current lending institution, to develop a new facility that will allow the Company to borrow additional funds based upon its foreign held assets. There can be no assurance that the Company will be successful in obtaining such funds or, if obtained, that they can be obtained on terms favorable to the Company.

         In order to reimburse Messrs. Stein and Briskin for the loss of tax benefits associated with the previously taxed profits of the Company, the Company on February 13, 1997 executed two seven year Convertible Subordinated Promissory Notes (the "Principal Shareholders' Notes") each in the amount of $869,562.00 in favor of Messrs. Stein and Briskin. The Principal Shareholders' Notes bear interest at a rate of one percent over the floating prime rate charged by Citibank, N.A. The holders of the notes have the right to convert the principal amount of the notes at any time prior to maturity into shares of the Company's Common Stock based upon a conversion rate of $4.00 per share. In the event that the holders of the Principal Shareholders' Notes exercise the conversion rights, the shares of Common Stock issued upon conversion will be afforded one-time demand registration rights and certain piggyback registration rights.

         The Company had entered into a loan agreement with US Advantage (the sole shareholders of which are Messrs. Stein and Briskin) in the principal amount of $120,000. As of December 31, 1996, $120,000 remained outstanding under the loan, with $15,007 in accrued interest. On August 15, 1997, the Company paid the principal due under this loan.

         The Company expects that its cash flow from operations, along with its currently available line of credit, will be sufficient to meet its current financing requirements for its current level of operations over the next twelve months. This is a projection, however, and no assurance can be given that the Company's cash flow from operations and from its available line of credit will be sufficient to meet the Company's cash requirements over the next twelve months. For example, if the Company were to make a significant acquisition during the next twelve months, it might require additional working capital in order to complete such acquisition and/or to finance the operations of the acquired business, depending upon the particular circumstances of the acquisition and the Company's capital resources at that time.

         The Company's management does not believe that inflation has had a significant effect on the Company's operations during the last several years. The Company's management believes the Company has historically been able to pass on increased costs of production to the price charged for its products.

         The Company does not expect that the costs of converting its computer systems to be compliant with the year 2000 requirements will be material to its financial condition or results of operations, nor does it anticipate any material disruption in its operations with respect thereto.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CENTRAL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required by Item 9 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held in May 1998, under the caption, "Election of Directors", to be filed by the Registrant.

ITEM 10.          EXECUTIVE COMPENSATION

         The information required by Item 10 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held in May 1998, under the caption, "Executive Compensation", to be filed by the Registrant.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                  MANAGEMENT

         The information required by Item 11 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held in May 1998, under the caption, "Security Ownership of Management and Principal Stockholders", to be filed by the Registrant.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held in May 1998, under the caption "Certain Transactions", to be filed by the Registrant.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  3.1 Amended and Restated Articles of Incorporation of the Company 1

                  3.2      Bylaws of the Company 2

                  3.3 Articles of Amendment to Amended and Restated Articles of Incorporation 2

                  3.4      Second Amended and Restated Bylaws of the Company 2

                  4.1      Form of Common Stock Certificate 2

                  4.2      Warrant Agreement and Warrant Certificate 2

                  10.1 Lease Agreement between the Company and RSB Holdings, Inc., dated July 15, 1996 2

                  10.2 Promissory Note between the Company and U.S. Advantage, dated July 15, 1996 2

                  10.3     Form of 1996 Stock Option Plan 2

                  10.4 Form of Employment Agreement between the Company and Slav Stein 2

                  10.5 Form of Employment Agreement between the Company and Roman Briskin 2

                  10.6 Form of Convertible Subordinated Promissory Note from the Company to Messrs. Stein and Briskin 2

                  10.7 Form of Stock Option Agreements between the Company and Messrs. Stein and Briskin 2

                  10.8     Form of Mahoney Consulting Agreement 2

                  10.9     Form of Financial Advisory Agreement 2

                  10.10 Form of Contingent Stock Option Agreement between the Company and Messrs. Stein and Briskin 2

                  10.11    Form of Lock-Up Agreement 2

                  10.12 Loan Agreement between the Company and SunTrust Bank/Miami, N.A., dated July 26, 1997 3

                  10.13 Master Purchase Agreement between the Company and Focus Enhancements, Inc., dated September 29, 1997 4

                  10.14 Asset Purchase Agreement between the Company and Focus Enhancements, Inc., dated September 30, 1997 4

                  10.15 Share Exchange Agreement between the Company, Dataholding AS, and selling shareholders of Dataholding AS, dated November 12, 1997 5

                  21.1     List of Subsidiaries*

                  27.1     Financial Data Schedule*

                  27.2 Restated 1996 Fiscal Year End Financial Data Schedule/dagger/

-----------------

         *        Filed herewith.

         /dagger/ Restated to reflect the pooling of interests transaction with Dataholding which occurred in 1997.

         1 Incorporated by reference to the Company's Registration Statement on Form 8-A (SEC File No. 000-21889) filed with the SEC on December 18, 1996.

         2 Incorporated by reference to the Company's Registration Statement on Form SB-2, and amendments thereto (SEC File No. 333-15967), declared effective February 13, 1997.

         3 Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

         4 Incorporated by reference to the Company's Current Reports on Form 8-K filed October 15, 1997.

         5 Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.

         (b)      REPORTS ON FORM 8-K

         The Company filed no Current Reports on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 1997. The Company filed a Current Report on Form 8-K on January 26, 1998 amending Item 5 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997 with respect to financial statements required to be filed in connection with the Company's acquisition of Dataholding.

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

                                                     REGISTRANT:

                                                     ADVANCED ELECTRONIC SUPPORT
                                                      PRODUCTS, INC.

April 15, 1998                                       By /S/ SLAV STEIN
                                                        ------------------------
                                                        Slav Stein, President
                                                        and Chief Executive
                                                        Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                             TITLE                                      DATE
---------                                             -----                                      ----
/S/ SLAV STEIN                                        President, Chief Executive                 April 15, 1998
-----------------------------------
Slav Stein                                            Officer and Director

                                                      Executive Vice President,                  April 13, 1998
/S/ ROMAN BRISKIN                                     Secretary and Director
-----------------------------------
Roman Briskin

/S/ RANDALL N. PAULFUS                                Vice President, Chief Financial            April 13, 1998
-----------------------------------
Randall N. Paulfus                                    Officer and Treasurer

/S/ TERRENCE R. DAIDONE                               Director                                   April 12, 1998
-----------------------------------
Terrence R. Daidone

/S/ WILLIAM B. COLDRICK                               Director                                   April 13, 1998
-----------------------------------
William B. Coldrick

                                                      Director                                   April __, 1998
-----------------------------------
L. Phillips Reames


                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                                                        CONTENTS

                                                                        PAGE

           Reports of Independent Certified Public Accountants           F-2

           Consolidated Balance Sheet at December 31, 1997               F-4

           Consolidated Statements of Income for the Years Ended
             December 31, 1997 and 1996                                  F-5

           Consolidated Statements of Shareholders' Equity for the Years
             Ended December 31, 1997 and 1996                            F-6

           Consolidated Statements of Cash Flows for the Years
             Ended December 31, 1997 and 1996                            F-7

           Summary of Significant Accounting Policies                    F-8

           Notes to Consolidated Financial Statements                    F-13

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Advanced Electronic Support Products, Inc.
North Miami, Florida

We have audited the accompanying consolidated balance sheet of Advanced Electronic Support Products, Inc., and subsidiaries as of December 31, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 financial statements of Dataholding AS, a foreign subsidiary, which statements reflect total revenues of $4,605,002 for the year ended December 31, 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiary, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Electronic Support Products, Inc., and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the two years then ended in conformity with generally accepted accounting principles.

As discussed in note 3 to the consolidated financial statements, the Company changed its method of valuing inventory in 1997.


                                                          /S/ BDO SEIDMAN, LLP
                                                          ----------------------
Miami, Florida                                            BDO SEIDMAN, LLP
March 20, 1998

                                 Translation from the original Norwegian version

To the Annual Shareholders' Meeting of Dataholding AS

Auditor's Report For 1996

We have audited the annual report and accounts of Dataholding AS for 1996 which shows a profit for the year of NOK 2.014.492 for the parent company and a consolidated profit for the year of NOK 2.014.537. The annual report and accounts, which comprise the Board of Directors' report, profit and loss account, balance sheet, statement of cash flow and notes to the accounts and consolidated accounts, are presented by the company's Board of Directors and its managing director.

Our responsibility is to examine the company's annual report and accounts, its accounting records and other related matters.

We have conducted our audit in accordance with relevant laws, regulations and Norwegian and United States generally accepted auditing standards. We have performed those audit procedures which we have considered necessary to confirm that the annual report and accounts are free of material misstatements. We have examined, on a test basis, the evidence supporting the accounts and assessed the accounting principles applied, the estimates made by management, and the content and presentation of the annual report and accounts. To the extent required by Norwegian generally accepted auditing standards we have reviewed the company's internal control and the management of its financial affairs.

The Board of Directors' proposal for the application of the profit and equity transfers for the year is in accordance with the requirements of the Norwegian Joint-Stock Companies Act.

In our opinion, the annual report and accounts have been prepared in accordance with the requirements of the Norwegian Joint-Stock Companies Act and present fairly the financial position of the company and of the group as of December 31, 1996 and the result of its operations for the financial year, in accordance with Norwegian and United States generally accepted accounting principles.



Oslo, April 10,1997
DELOITTE & TOUCHE

Jacob Berger (sign)
State Authorized Public Accountant (Norway)


                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET


                                                                                                     DECEMBER 31,
                                                                                                             1997
-------------------------------------------------------------------------------------------------------------------
ASSETS (NOTE 5)

CURRENT ASSETS
  Cash                                                                                          $         424,036
  Accounts receivable, net of $132,000 allowance for doubtful accounts                                  5,037,267
  Inventories (Note 3)                                                                                  5,765,156
  Deferred tax asset (Note 13)                                                                            131,411
  Prepaid expenses and other current assets                                                               249,814
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                                                   11,607,684
Property and equipment, net (Note 4)                                                                      427,360
Intangible assets                                                                                         761,203
Deferred tax asset (Note 13)                                                                              139,586
Other assets                                                                                               69,365
-------------------------------------------------------------------------------------------------------------------
                                                                                                $      13,005,198
===================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion long-term debt (Note 5)                                                       $         227,078
  Accounts payable and accrued expenses                                                                 3,042,476
  Income taxes                                                                                            235,525
  Deferred tax liability (Note 13)                                                                          9,407
-------------------------------------------------------------------------------------------------------------------
                                                                                                        3,514,486
Convertible promissory notes (Note 6)                                                                   1,439,125
Deferred tax liability (Note 13)                                                                           64,581
Long-term debt (Note 5)                                                                                     3,015
-------------------------------------------------------------------------------------------------------------------
                                                                                                        5,021,207
-------------------------------------------------------------------------------------------------------------------
Commitments (Notes 1, 11 and 12)
-------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (NOTES 1, 14 AND 15):
  Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued
  Common stock, $ .001 par value; 20,000,000 shares authorized;
    2,282,201 shares issued and outstanding                                                                 2,283
  Additional paid-in capital                                                                            6,843,374
  Retained earnings                                                                                     1,235,413
  Cumulative foreign currency translation adjustment                                                      (97,079)
-------------------------------------------------------------------------------------------------------------------
                                                                                                        7,983,991
-------------------------------------------------------------------------------------------------------------------
                                                                                               $       13,005,198
===================================================================================================================


                    SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO
                                              CONSOLIDATED FINANCIAL STATEMENTS.


                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,                                                             1997                1996
---------------------------------------------------------------------------------------------------------------
NET SALES (Notes 7, 8 and 9)                                             $     21,185,911    $     18,312,644

OPERATING EXPENSES:
 Cost of sales                                                                 12,068,751          10,668,171
 Selling, general and administrative (Notes 11, 12 and 16)                      8,005,202           6,077,042
---------------------------------------------------------------------------------------------------------------
Total operating expenses                                                       20,073,953          16,745,213
---------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                                          1,111,958           1,567,431

OTHER INCOME (EXPENSES):
  Interest                                                                       (151,713)           (139,855)
  Other                                                                           (50,725)            206,467
---------------------------------------------------------------------------------------------------------------

Income before income taxes                                                        909,520           1,634,043

Provision for income taxes (Note 13)                                              260,337             139,970
---------------------------------------------------------------------------------------------------------------

NET INCOME                                                               $        649,183    $      1,494,073
===============================================================================================================

PRO FORMA AMOUNTS:
Income before income taxes                                                        909,520           1,634,043
Provision for income taxes (Note 13)                                              271,377             514,970
---------------------------------------------------------------------------------------------------------------

PRO FORMA NET INCOME                                                              638,143           1,119,073
===============================================================================================================

Earnings per common share                                                $            .32    $           1.27
Earnings per common share - assuming dilution                                         .30                1.27
Pro forma earnings per common share                                                   .32                 .95
Pro forma earnings per common share - assuming dilution                               .30                 .95
===============================================================================================================


                    SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO
                                              CONSOLIDATED FINANCIAL STATEMENTS.


                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                         CUMULATIVE
                                                                                                            FOREIGN           TOTAL
                                                                          ADDITIONAL                       CURRENCY          SHARE-
                                                               COMMON        PAID-IN       RETAINED     TRANSLATION        HOLDERS'
                                                                STOCK        CAPITAL       EARNINGS      ADJUSTMENT          EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995, as
previously reported                                       $       813    $    45,901    $ 3,345,549     $    13,108     $ 3,405,371

Adjustment for cumulative effect on prior
years of applying retroactively the new
method of accounting for inventory                               --             --          (69,000)           --           (69,000)

Adjustment for pooling of interest                                360        381,912        406,587            --           788,859
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995, as restated                       1,173        427,813      3,683,136          13,108       4,125,230

Distributions                                                    --             --         (758,738)           --          (758,738)

Net income                                                       --             --        1,494,073            --         1,494,073

Cumulative foreign currency translation
adjustment                                                       --             --             --           (17,999)        (17,999)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                              $     1,173    $   427,813    $ 4,418,471     $    (4,891)    $ 4,842,566

Distributions                                                    --          107,855     (2,798,321)           --        (2,690,466)

Net proceeds from issuance of common stock
and warrants                                                      920      4,373,976           --              --         4,374,896

Reclassification of cumulative undistributed
earnings applicable to the Company's S
corporation status                                               --        1,033,920     (1,033,920)           --              --

Issuance of common stock for acquisition of
net assets                                                        190        699,810           --              --           700,000

Options issued in connection with
consulting services                                              --          200,000           --              --           200,000

Net income                                                       --             --          649,183            --           649,183

Cumulative foreign currency translation
 adjustment                                                      --             --             --           (92,188)        (92,188)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                              $     2,283    $ 6,843,374    $ 1,235,413     $   (97,079)    $ 7,983,991
===================================================================================================================================

                    SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO
                                              CONSOLIDATED FINANCIAL STATEMENTS.


                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                                             1997                    1996
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                             $        649,183        $      1,494,073
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Provision for losses on accounts receivable                                  144,434                  27,802
     Depreciation and amortization                                                152,094                 155,290
     Amortization of goodwill                                                      27,526                       -
     Options granted in lieu of consulting fees                                   200,000                       -
     Deferred income taxes                                                       (193,723)                 (3,286)
     (Increase) decrease in:
      Accounts receivable                                                      (1,687,967)                107,166
      Inventories                                                                (457,395)             (1,471,705)
      Prepaid expenses and other current assets                                   (27,394)                (48,991)
      Other assets                                                                212,824                (282,189)
     Increase (decrease) in:
      Accounts payable and accrued expenses                                      (657,980)                772,157
      Income taxes payable                                                         65,219                 (29,702)
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                            (1,573,179)                720,615
------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Acquisition of net assets                                                       (88,729)                      -
  Reduction in investments                                                        102,072                       -
  Additions to property and equipment                                            (169,069)                (51,703)
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                            (155,726)                (51,703)
------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Net proceeds from (payments on) borrowings                                   (1,648,750)                407,353
  Payment of notes payable to shareholders                                       (300,000)                      -
  Net proceeds from issuance of common stock and warrants                       4,637,085                       -
  Repayment of loan from affiliate                                               (120,000)                      -
  Shareholders' distributions                                                    (951,341)               (758,738)
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                             1,616,994                (351,385)
------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                  (111,911)                317,527
Effect of exchange rate changes on cash                                           (92,188)                (17,999)
CASH, AT BEGINNING OF YEAR                                                        628,135                 328,607
------------------------------------------------------------------------------------------------------------------
Cash, at end of year                                                     $        424,036        $        628,135
==================================================================================================================
SUPPLEMENTAL INFORMATION:
   Cash paid for:
     Interest                                                            $         70,688        $        164,193
     Taxes                                                                        330,361                  71,340
Non-cash distribution to shareholders in the form of a
  convertible subordinated promissory note                               $      1,739,125        $              -
Non-cash distribution credited to paid-in capital                        $        719,560        $              -
Non-cash reclassification of cumulative undistributed earnings
  applicable to the Company's S corporation status                       $      1,033,920        $              -
Deferred offering costs charged against paid-in capital
  in connection with initial public offering                             $        262,189        $              -
Issuance of common stock for acquisition of net assets                   $        700,000        $              -
Options granted in lieu of consulting fees                               $        200,000        $              -
==================================================================================================================

                    SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO
                                              CONSOLIDATED FINANCIAL STATEMENTS.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Advanced Electronic Support Products, Inc., (AESP) is primarily a wholesaler of computer cables and accessories whose customers are computer dealers and retailers located in the U.S. and foreign markets. The Company grants credit to customers without collateral.


SUBSIDIARIES AND BASIS OF PRESENTATION

As the subsidiaries, Advanced Electronic Support Products Computertillbehor i Sweden AB ("AESP Sweden"), AESP Computerzubehor GmbH ("AESP Germany," and Jotec/AESP AS ("Jotec/AESP"), formerly known as Dataholding AS, are based and operating in Sweden, Germany and Norway, respectively, the functional and reporting currency for statutory purposes is the Swedish Krona, German Mark and Norway Krone, respectively. These financial statements have been translated to United States Dollars (U.S. $) using a methodology consistent with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated to U.S. $ at the rate prevailing on the balance sheet dates and the income statements have been translated from the functional currency to U.S. $ using an average exchange rate for the applicable period. Results of this translation process are accumulated as a separate component of shareholders' equity. Exchange gains (losses) (approximately ($67,000) and ($11,000) for the years ended December 31, 1997 and 1996, respectively, are included in other income in the accompanying consolidated statements of income.


PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of AESP and the subsidiaries (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation.


INVENTORIES

Inventories are stated at the lower of cost or market using the first in, first-out method.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation and amortization is computed by the straight line and accelerated methods based on the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the life of the asset or the lease.


REVENUE RECOGNITION

Revenues are recognized at the time of shipment of the respective merchandise.

INCOME TAXES

Through February 13, 1997, AESP with the consent of its shareholders, elected to be taxed as an S Corporation. Shareholders of an S Corporation are taxed on their proportionate share of the company's taxable income. Accordingly, no provision for federal or state income tax is required for periods prior to the Company's initial public offering.

The pro forma provisions for income taxes and net income assume that the Company was subject to income tax.

AESP Germany, AESP Sweden and Jotec/AESP are subject to taxation in Germany, Sweden and Norway, respectively, and accordingly, calculate and report the tax charges in accordance with applicable statutory regulations.

For the purpose of these financial statements the Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," for all periods presented. Under the asset and liability method of SFAS 109, deferred taxes are recognized for differences between financial statement and income tax bases of assets and liabilities.


USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimated amounts.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER SHARE

Effective December 31, 1997, the Company adopted Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Pro forma basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Pro forma diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an antidilutive effect on diluted earnings per share are excluded from the calculation.

The weighted average number of common shares outstanding for all periods presented retroactively reflects the effects of the Company's stock split (Note
1) and pooling combination with Jotec/AESP (Note 2).

PREFERRED STOCK

The Board of Directors of the Company is expressly authorized to provide for the issuance of the shares of preferred stock in one or more series of such stock, and by filing a certificate pursuant to applicable law of the State of Florida, to establish or change from time to time the number of shares to be included in each such series, and to fix the designations, powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications limitations and restrictions thereof.


FUTURE ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

statement that is displayed with the same prominence as other financial statements.

Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the pubic. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

These new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative financial information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.


RESTRICTED CASH

Included in the cash balance as of December 31, 1997, is approximately $54,000 in restricted cash related to withheld payroll tax in Norway.


INTANGIBLE ASSETS

Intangible assets, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, are stated at cost and are amortized on a straight-line basis, over the estimated future periods to be benefited (7 years). On an annual basis, the Company reviews the recoverability of intangible assets, based primarily upon an analysis of undiscounted cash flows from the acquired businesses.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


In an event in which the expected future net cash flows would become less than the carrying amount of the assets, an impairment loss would be recorded in the period such determination is made based on the fair value of the related businesses.

RECLASSIFICATIONS

Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      INITIAL PUBLIC OFFERING AND REORGANIZATION

The Company completed an initial public offering in February and March 1997 of an aggregate of 920,000 shares of $.001 par value per share common stock of the Company at $6.00 per share plus an aggregate of 920,000 redeemable common stock purchase warrants of the Company at $.125 per warrant, including an over-allotment option of 120,000 shares and warrants. In this connection, the Company received net proceeds of approximately $4,862,000 (or $4,375,000 net of certain capitalized expenses in connection with the Company's initial public offering) of which $1,470,000 was utilized to repay its line of credit, and $300,000 to make a principal payment on two subordinated promissory notes to the Company's principal shareholders.

The accompanying financial statements give effect to the recapitalization, effected on February 13, 1997, of the Company in connection with the public offering of its common stock, the termination of AESP's federal income tax status as an S Corporation and the contribution, to AESP, of the shares of stock in AESP Sweden and AESP Germany, whose shares of common stock were owned by the shareholders of AESP. The contribution of shares is accounted for under the pooling of interests method as the transaction is a combination of companies under common control.

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

In connection with the initial public offering, the Company (i) made a distribution to its principal shareholders in the aggregate of $1,739,125, in the form of two seven year, prime + 1%, convertible (at $4.00 per share) subordinated promissory notes payable, (ii) entered into five year employment agreements with each of its two principal shareholders which includes a minimum annual compensation of $150,000 plus performance bonuses and (iii) issued options, to each of its two principal shareholders, to purchase 180,250 shares of common stock at the initial public offering price of $6.00 per share; such options are considered contingent options which vest and are exercisable seven years after the date of grant, with provision for earlier vesting based upon future earnings per share, net income or trading prices of the Company's common stock (all as defined). In connection with the favorable conversion price of the subordinated promissory notes referred to above, the Company recorded a $719,560 distribution to the principal shareholders, with a corresponding credit to paid-in capital. Such amount is based upon the difference in the conversion price and the public offering price times the number of shares issuable upon conversion of the notes.

In addition to the foregoing distribution, in April 1997, the Company made a distribution of approximately $260,000 to its two principal shareholders, representing the income taxes due by them in connection with the Company's S Corporation earnings through February 13, 1997. Such amount has been charged to paid-in capital.

The aforementioned employment agreements provide for annual increases, as defined. In the event of a change in control of the Company (as defined) the shareholders may terminate their employment with the Company for a lump sum payment of $750,000 each. In addition, the Company will provide them with an automobile allowance.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      ACQUISITION

In November 1997, the Company completed a merger with Jotec/AESP by exchanging 360,000 shares of its common stock for all of the common stock of Jotec/AESP.

The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined balance sheet, statements of income and cash flows of Jotec/AESP as though it had always been a part of the Company.

There were no transactions between the Jotec/AESP and the Company prior to the combination, and immaterial adjustments were recorded to conform Jotec/AESP's accounting policies. Certain reclassifications were made to the Jotec/AESP's financial statements to conform to the Company's presentations.

The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow:

YEAR ENDED DECEMBER 31,                                1997              1996
-------------------------------------------------------------------------------

Net Sales
    The Company                             $    16,324,304    $   13,707,642
    Jotec/AESP                                    4,861,607         4,605,002
-------------------------------------------------------------------------------
    Combined                                     21,185,911        18,312,644
-------------------------------------------------------------------------------

Net Income
    The Company                                     290,516         1,067,214
    Jotec/AESP                                      358,667           426,859
-------------------------------------------------------------------------------
Combined                                    $       649,183    $    1,494,073
===============================================================================

The results of operation of the previously separate companies for the period before the combination were not readily available; therefore, the period for the nine months ended September 30,

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1997, prior to the combination being consummated, is presented as follows:

NINE MONTHS ENDED SEPTEMBER 30,                                          1997
------------------------------------------------------------------------------

Net Sales
    The Company                                               $    11,146,954
    Jotec/AESP                                                      3,371,605
-------------------------------------------------------------------------------
    Combined                                                       14,518,559
------------------------------------------------------------------------------

Net Income
    The Company                                                       317,902
    Jotec/AESP                                                        165,201
------------------------------------------------------------------------------
Combined                                                      $       483,103
==============================================================================

In connection with the merger, the Company recorded, in the fourth quarter, a charge to operating expenses of approximately $100,000 for direct and other merger-related costs pertaining to the merger transaction.

Included in distributions for the year ended December 31, 1997 is $691,341 related to Jotec/AESP, including $458,581 related to a return of capital due to a change in the Norwegian tax laws.

Included in distributions for the year ended December 31, 1996 are dividends in the amount of $77,610 related to Jotec/AESP.

Effective September 30, 1997, the Company entered into an Asset Purchase Agreement with Focus Enhancements, Inc. ("Focus"), pursuant to which the Company acquired certain assets and inventory constituting the Network Division of Focus, in exchange for cash of $138,000 and 189,701 shares of common stock of the Company valued at $700,000, plus the assumption of $21,000 of product warranty liabilities. Additionally, the Company incurred approximately $71,000 in professional fees in conjunction with the acquisition. The assets acquired consisted of inventory, supplier

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lists, customer lists, and rights to trademarks.

The Company recorded inventory in the amount of approximately $159,000 and customer lists and trademark rights of approximately $771,000, which is being amortized over 7 years. Additionally, in conjunction with the issuance of the shares of common stock, the Company credited common stock and paid-in-capital for $700,000. During 1997, the Company recorded approximately $27,500 in amortization.


3. ACCOUNTING CHANGE

Effective January 1, 1997, the Company changed its inventory costing method for U.S. inventories from LIFO to FIFO. There has been a steady decline in prices associated with the Company's inventory. As a result, the Company believes that the FIFO method is preferable as it will provide a more appropriate valuation of inventory. This change in accounting principle had no material impact on quarterly results and as a result, quarterly information is not restated.

The effect of the change in accounting principle was to increase net income by approximately $62,000 or $.03 pro forma earnings per common share. The change has been applied to prior years by retroactively restating the financial statements. The effect of this restatement was to decrease retained earnings as of January 1, 1996 by $69,000. The restatement decreased 1996 net income by $31,000, or $.03 pro forma earnings per common share.


4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

DECEMBER 31,                                                             1997
-------------------------------------------------------------------------------
Leasehold improvements                                      $         265,912
Office equipment                                                      307,870
Machinery and equipment                                               104,886
Furniture and fixtures                                                248,804
Vehicles                                                               77,389
-------------------------------------------------------------------------------
                                                                    1,004,861
Less:  accumulated depreciation and amortization                      577,501
-------------------------------------------------------------------------------
                                                            $         427,360
===============================================================================

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.      NOTES PAYABLE

Notes payable at December 31, 1997 consist of the following:


Prime + .25% (8.75% at December 31, 1997) line of
credit with a financial institution in the amount
of $4,500,000, due July 26, 1998, secured by all
assets.                                                     $         214,000

Other                                                                  16,093
-------------------------------------------------------------------------------
                                                                      230,093
Less current portion                                                 (227,078)
-------------------------------------------------------------------------------
                                                            $           3,015
===============================================================================


The line of credit agreement requires the Company to comply with certain covenants.

6.      CONVERTIBLE PROMISSORY NOTES PAYABLE

Prime + 1% (9.50% at December 31, 1997) convertible subordinated notes payable to the two principal shareholders (see Note 1) amounting to $1,439,125 due February 13, 2004. These notes are convertible, at any time prior to maturity, into shares of the Company's common stock based upon a conversion rate of $4 per share.


7.      FOREIGN OPERATIONS

                                                                    SWEDEN
                                            UNITED                     AND
                                            STATES      NORWAY     GERMANY   ELIMINATION         TOTAL
------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:

   Sales to unaffiliated customers     $13,397,100  $ 4,861,607  $2,927,204   $         -   $21,185,911

   Transfers between geographic areas    1,574,976            -           -    (1,574,976)            -
------------------------------------------------------------------------------------------------------
   Total                               $14,972,076  $ 4,861,607  $2,927,204   $(1,574,976)  $21,185,911
------------------------------------------------------------------------------------------------------
   Operating Income                    $   518,586  $   497,655  $  214,120   $  (118,403)  $ 1,111,958
------------------------------------------------------------------------------------------------------
   Income before income taxes          $   351,988  $   502,013  $  174,322   $  (118,403)  $   909,520
------------------------------------------------------------------------------------------------------
   Identifiable assets                 $10,991,802  $ 1,435,353  $1,306,167   $  (728,574)  $13,005,198
======================================================================================================


                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   SWEDEN
                                           UNITED                     AND
                                           STATES      NORWAY     GERMANY   ELIMINATION          TOTAL
------------------------------------------------------------------------------------------------------
Year ended December 31, 1996:

   Sales to unaffiliated customers    $10,976,154  $4,605,002  $2,731,488   $         -    $18,312,644

   Transfers between geographic areas   1,133,743           -            -   (1,133,743)             -
------------------------------------------------------------------------------------------------------
   Total                              $12,109,897  $4,605,002  $2,731,488   $(1,133,743)   $18,312,644
------------------------------------------------------------------------------------------------------

   Operating Income                   $ 1,071,102  $  452,370  $    5,017   $    38,942    $ 1,567,431
------------------------------------------------------------------------------------------------------
   Income before income taxes         $ 1,023,140  $   13,196  $  558,765   $    38,942    $ 1,634,043
------------------------------------------------------------------------------------------------------
   Identifiable assets                $ 7,736,207  $2,086,803  $1,116,491   $  (486,978)   $10,452,523
======================================================================================================


Transfers between geographic areas are made at prices which approximate prices charged to unaffiliated customers and have been eliminated from consolidated revenues.

Identifiable assets are those assets that are identified with the operations in each geographic area. Foreign sales, including those of AESP, for the years ended December 31, 1997 and 1996 approximated 59.9% and 53.0% of consolidated revenues, respectively.


8.      RELATED PARTY TRANSACTIONS

During 1997, the Company repaid an 8.5% note payable to an entity owned by the principal shareholders, in the amount of $125,350, including interest.

Jotec/AESP paid $25,918 and $89,246 to a company partially owned by its former chairman and managing director for consulting services during 1997 and 1996, respectively.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.      SIGNIFICANT CUSTOMERS

For the year ended December 31, 1997, one customer accounted for 15.1% of consolidated revenues; at December 31, 1997, accounts receivable from this customer amounted to approximately $1.8 million. For the year ended December 31, 1996, one customer (not the same customer as in 1997) accounted for 12.4% of consolidated revenues, at December 31, 1996, accounts receivable from this customer amounted to approximately $185,000.


10.     FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including accounts receivable, accounts payable and short-term debt approximated fair value due to the relatively short maturity.


11.     COMMITMENTS

The Company rents office space and warehouse under non-cancelable leases. The minimum future rental commitment for leases in effect at December 31, 1997, including leases to related parties, approximates the following:


YEARS ENDING DECEMBER 31,
-------------------------------------------------------------------------------

1998                                                        $         183,000
1999                                                                  156,000
2000                                                                  132,000
2001                                                                  125,000
2002                                                                  124,000
Thereafter                                                                  -
-------------------------------------------------------------------------------
                                                            $         720,000
===============================================================================

In July 1996, the Company entered into a five year lease agreement to rent office and warehouse space from an entity owned by the principal shareholders of the Company at $3,600 per month. The mortgage on the property has been guaranteed by the Company. The balance outstanding on the mortgage at December 31, 1997 approximates $230,000.

Rent expense in 1997 and 1996 aggregated approximately $373,000 and $367,000, respectively, including $43,200 in each year to related parties.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is liable under a patent license agreement, expiring in 2000, whereby it is required to pay a fee (as defined) for each product sold subject to the agreement. During 1997 and 1996, approximately $9,100 and $12,000, respectively, of royalties were paid.

12.     DEFERRED COMPENSATION PLAN

In 1996, the Company adopted a defined contribution plan established pursuant to
Section 401(k) of the Internal Revenue Code. Employees contribute to the plan a percentage of their salaries, subject to certain dollar limitations and the Company matches a portion of the employees' contributions. The Company's contributions to the plan for the years ended December 31, 1997 and 1996 aggregated $27,883 and $35,829, respectively.

13.     INCOME TAXES

The following are the components of pro forma income tax expense:


YEAR ENDED DECEMBER 31,                               1997               1996
-------------------------------------------------------------------------------

Current
    Federal                               $        227,253   $        325,315
    State                                           38,189             55,309
    Foreign                                        173,047            161,470
-------------------------------------------------------------------------------
                                                   438,489            542,094
-------------------------------------------------------------------------------

Deferred
    Federal                               $       (182,454)  $         (5,315)
    State                                          (29,220)              (309)
    Foreign                                         44,562            (21,500)
-------------------------------------------------------------------------------
                                                  (167,112)           (27,124)
-------------------------------------------------------------------------------

Total                                     $        271,377   $        514,970
===============================================================================


The pro forma provision for income taxes represents the estimated income taxes that would have been reported had AESP not been an S Corporation and had been subject to federal and state income

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

taxes for the entire period.

Additionally, the Company intends to invest the undistributed earnings of the foreign subsidiaries in their respective countries. Accordingly, no provision for United States income taxes on undistributed earnings is required.

The reconciliation of pro forma and foreign income tax computed at the United States federal statutory tax rate of 34% to income tax expense is as follows:

YEAR ENDED DECEMBER 31,                               1997               1996
-------------------------------------------------------------------------------

Tax at the United States statutory rate   $        309,236   $        555,575

State income taxes, net of federal
benefit                                             20,023             34,666

Differences in effective income tax
of Norway                                          (30,120)           (33,525)

Permanent differences, net                         (12,339)           (29,803)

Differences in effective income tax
of other countries and  other items                (15,423)           (11,943)

-------------------------------------------------------------------------------

Total                                     $        271,377   $        514,970
===============================================================================


The provision for foreign income taxes relates to the Norway, Sweden and Germany operations. The statutory tax rates in Norway, Sweden and Germany for 1997 and 1996 range from 28% to 45%.

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's pro forma deferred assets and liabilities at December 31, 1997 are as follows:

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Assets:
    Allowance for doubtful accounts                         $          34,290
    Inventory reserve                                                  33,867
    Bonuses                                                            35,532
    Other                                                              27,722
-------------------------------------------------------------------------------
                                                                      131,411
-------------------------------------------------------------------------------

    Depreciation                                                       34,153
    Compensation related to options granted
         for compensation                                              85,000
    Other                                                              20,433
-------------------------------------------------------------------------------

                                                                      139,586
-------------------------------------------------------------------------------

Deferred Tax Liabilities:
    Effect of change in accounting principle                            9,407
-------------------------------------------------------------------------------
                                                                        9,407
-------------------------------------------------------------------------------

    Effect of change in accounting principle                           28,223
    Untaxed Sweden reserve                                             36,358
-------------------------------------------------------------------------------

                                                                       64,581
-------------------------------------------------------------------------------

Total net deferred tax asset                                $         197,009
===============================================================================

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.     EARNINGS PER SHARE

The following reconciles the components of the earnings per share (EPS) computation:

FOR THE YEARS ENDED DECEMBER 31,                                         1997                                       1996
--------------------------------------------------------------------------------------------------------------------------

                                            INCOME          SHARES  PER-SHARE        INCOME          SHARES    PER-SHARE
                                       (NUMERATOR)   (DENOMINATOR)     AMOUNT   (NUMERATOR)   (DENOMINATOR)       AMOUNT
--------------------------------------------------------------------------------------------------------------------------
Earnings per common share
    Pro forma net income available to
    common shareholders                 $  649,183       2,015,712     $  .32   $ 1,494,073       1,172,500      $  1.27

Effect of Dilutive Securities:
    8 1/2% convertible notes                64,080         359,781                        -               -            -
--------------------------------------------------------------------------------------------------------------------------

Net income available to common
  shareholders plus assumed
  conversions                           $  713,263       2,375,493     $  .30   $ 1,494,073       1,172,500      $  1.27
--------------------------------------------------------------------------------------------------------------------------


The following reconciles the components of the pro forma earnings per share
(EPS) computation:

FOR THE YEARS ENDED DECEMBER 31,                                         1997                                       1996
--------------------------------------------------------------------------------------------------------------------------

                                            INCOME          SHARES  PER-SHARE        INCOME          SHARES    PER-SHARE
                                       (NUMERATOR)   (DENOMINATOR)     AMOUNT   (NUMERATOR)   (DENOMINATOR)       AMOUNT
--------------------------------------------------------------------------------------------------------------------------

Pro forma earnings per common share
    Pro forma net income available to
    common shareholders                 $  638,143       2,015,712     $  .32   $ 1,119,073       1,172,500       $  .95

Effect of Dilutive Securities:
    8 1/2% convertible notes                64,080         359,781                        -               -            -
--------------------------------------------------------------------------------------------------------------------------

Pro forma net income available to
  common shareholders plus
  assumed conversions                   $  702,223       2,375,493     $  .30   $ 1,119,073       1,172,500       $  .95
--------------------------------------------------------------------------------------------------------------------------


The 8 1/2% convertible stockholder notes amounting to $1,439,125 are convertible at $4 per share and are considered dilutive.

Options to purchase 200,000 shares of common stock at $6.00 per share were outstanding during 1997 and 1996, but were not

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

included in the computation of diluted EPS as the options' exercise price was greater than the average market price of the common shares. The options, which expire in 2006, were outstanding at December 31, 1997.

Options to purchase 360,500 shares, 36,000 shares, 23,000 shares, 40,000 shares, 120,000 shares and 70,200 shares of common stock at $6.00, $5.88, $4.00, $6.00,
$3.69 and $3.50 per share, respectively, were outstanding during 1997, but not included in the computation of diluted EPS as the options' exercise price was greater than the average market price of the common shares. The options with expirations from 2002 to 2007 were outstanding at December 31, 1997.

15.     STOCK OPTIONS

At December 31, 1997, the Company has a fixed stock option plan and non-plan options which are described below. The Company applies APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for employee stock options. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

The Company has adopted the 1996 Stock Option Plan (the "Plan"). Pursuant to the Plan, options to acquire a maximum of 265,000 shares of Common Stock may be granted to directors, executive officers, employees (including employees who are directors), independent contractors and consultants of the Company. Options to purchase 3,000 shares were granted in 1996 under the Plan.

Effective January 1, 1997, the Company entered into a consulting agreement for a period of one year in which the consultant will be paid $16,300 per month. In addition, the Company granted the consultant, in 1996, a seven year option to purchase 63,000 shares of its common stock, at $4.00 a share with respect to 23,000 shares and $6.00 a share with respect to 40,000 shares. The shares were valued at $91,000. Accordingly, a charge in that amount has been charged

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


to consulting fees with a corresponding credit to additional paid in capital.

During October 1997, the Company granted 120,000 options to a consultant for services to be rendered over the term of one year. The options are exercisable at $3.69 per share. In connection with these options the Company has recorded a charge to consulting fees with a corresponding credit to additional paid in capital in the amount of $109,000. Additionally, the consultant was paid a one time fee of $20,000.

The fair value of the foregoing options to consultants was determined based on the Black Scholes method.

Pursuant to the Plan, the Company may grant incentive stock options and nonqualified stock options. The exercise price of options granted is required to be at least equal to the per share fair market value of the common stock on the date of the grant. Options granted have maximum terms of not more than 10 years and are not transferable. Incentive stock options granted to an individual owning more than 10 percent of the total combined voting power of all classes of stock issued by the Company must be equal to 110% of the fair market value of the shares issuable on the date of the grant; such options are not exercisable more than five years after the grant date.

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

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In 1997, the Company granted a total of 36,000 options to directors. The options vest over three years and are exercisable at $5.88. Additionally, 70,200 options were issued to employees. These options vest one-third upon the date of grant and one-third each upon the next two anniversaries of the date of grant, which options are exercisable at $3.50 per share. Further, during 1997, the two principal shareholders received 360,500 contingent options (See Note 1). In 1996, ten year non-plan options to purchase an aggregate of 200,000 shares at $6.00 were granted to two officers of the Company.

FASB Statement 123, ""ACCOUNTING FOR STOCK-BASED COMPENSATION," requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: no dividend yield percent; expected volatility of 46.5%; risk-free interest rates of approximately 6.9%, and expected lives from 5 to 9 years for the non-plan options. The following assumptions are used for grants in 1996: no dividend yield percent; expected volatility of 0.1%; risk-free interest rates of 6% and

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


expected lives of 10 years for the non-plan options.

Under the accounting provisions of FASB Statement 123, the Company's pro forma net income and earnings per share would have been as follows:

YEAR ENDED DECEMBER 31,                               1997           1996
-------------------------------------------------------------------------

Pro forma net income
  As reported                                     $638,143     $1,119,073
  Pro forma                                        574,891        809,073
-------------------------------------------------------------------------

Pro forma net income per common share
  As reported                                     $    .32     $      .95
  Pro forma                                            .29            .69
-------------------------------------------------------------------------

Pro forma net income per common share-diluted:
  As reported                                     $    .30     $      .95
  Pro forma                                            .27            .69
-------------------------------------------------------------------------

A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 1997 and 1996, and changes during the years then ended is presented below:

                                            DECEMBER 31, 1997        DECEMBER 31, 1996
                                            ------------------       -----------------
                                                     WEIGHTED-              WEIGHTED-
                                                       AVERAGE                AVERAGE
                                                      EXERCISE               EXERCISE
                                            SHARES       PRICE       SHARES     PRICE
-------------------------------------------------------------------------------------
Outstanding at beginning of year           200,000       $6.00            -     $   -
Granted                                    649,700        5.23      200,000      6.00
Exercised                                        -           -            -         -
Forfeited                                        -           -            -         -
-------------------------------------------------------------------------------------

Outstanding at end of year                 849,700        5.41      200,000      6.00
-------------------------------------------------------------------------------------

Options exercisable at year-end            358,400        5.32      200,000      6.00
Weighted-average fair value of options
  granted during the year                 $   3.14                 $   1.55
=====================================================================================

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about fixed stock options and non-plan options outstanding at December 31, 1997:

                             WEIGHTED-
                 NUMBER        AVERAGE    WEIGHTED-         NUMBER    WEIGHTED-
RANGE OF    OUTSTANDING      REMAINING      AVERAGE    EXERCISABLE      AVERAGE
EXERCISE             AT    CONTRACTUAL     EXERCISE             AT     EXERCISE
   PRICE       12/31/97           LIFE        PRICE       12/31/97        PRICE
--------------------------------------------------------------------------------

$3.50-6.00     849,700          7.82        $5.41          358,400        $5.32


16. PROPOSED MERGER

Included in selling, general and administrative expenses for the year ended December 31, 1996, are approximately $125,000 of costs and expenses in connection with a proposed merger which was unsuccessful.

                                 EXHIBIT INDEX

      EXHIBIT                           DESCRIPTION
      -------                           -----------

         21       List of Subsidiaries

         27.1     Financial Data Schedule

         27.2     Restated 1996 Fiscal Year End Financial Data Schedule