Form 10QSB
period 1998-03-31
ADVANCED ELECTRONIC SUPPORT PRODUCTS INC
filed 1998-05-18
CIK 1026744

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                          Commission File No. 001-12739

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
        (Exact name of small business issuer as specified in its charter)

           FLORIDA                                               59-2327381
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

1810 N.E. 144TH STREET
NORTH MIAMI, FLORIDA                                                    33181
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

                           Yes    X              No

         The number of shares outstanding of the issuer's Common Stock, as of May 11, 1998, is 2,282,201 shares.

Transitional Small Business Disclosure Format (check one)

                           Yes                    No     X

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet at
         March 31, 1998....................................................... 3

         Condensed Consolidated Statements of Income for the three months ended March 31, 1998 and 1997........................................ 4

         Condensed Consolidated Statements of Shareholders' Equity for the
         three months ended March 31, 1998 and 1997........................... 5

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997................................. 6

         Notes to Condensed Consolidated Financial Statements..................7

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
              PLAN OF OPERATION...............................................11

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.....................................................15

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.............................15

Item 3. DEFAULTS UPON SENIOR SECURITIES.......................................15

Item 4. SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS..................................................15

Item 5. OTHER INFORMATION.....................................................15

Item 6. EXHIBITS AND REPORTS ON FORM 8-K......................................15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

           ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

MARCH 31,                                                                                              1998
-------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT
     Cash                                                                                        $        917,656
     Accounts receivable, net of allowance for doubtful accounts of $77,256                             5,422,065
     Inventories                                                                                        6,232,863
     Prepaid expenses and other current assets                                                            376,300
-------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                                   12,948,884
PROPERTY AND EQUIPMENT, NET                                                                               502,566
INTANGIBLE ASSETS, NET                                                                                    733,427
OTHER ASSETS                                                                                              218,865
-------------------------------------------------------------------------------------------------------------------

                                                                                                 $     14,403,742

===================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
     Notes payable                                                                               $      1,792,000
     Accounts payable and accrued expenses                                                              2,887,374
     Income taxes payable                                                                                  39,319
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                               4,718,693
Notes payable-shareholders                                                                              1,439,125
Other liabilities                                                                                          30,869
-------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                                       6,188,687
-------------------------------------------------------------------------------------------------------------------

COMMITMENTS
-------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

     Preferred stock, $.001 par value;  1,000,000
         shares authorized; none issued                                                                         -
     Common stock, $.001 par value; 20,000,000 shares
         authorized; 2,282,201 shares issued                                                                2,283
     Paid-in capital                                                                                    6,843,374
     Retained earnings                                                                                  1,479,816
     Accumulated other comprehensive income (loss)                                                      (110,418)
-------------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                                              8,215,055
-------------------------------------------------------------------------------------------------------------------

                                                                                                 $     14,403,742
===================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

           ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

THREE MONTHS ENDED MARCH 31,                                                         1998                    1997
-------------------------------------------------------------------------------------------------------------------

NET SALES                                                                $      5,617,906        $      4,926,701
-------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
     Cost of sales                                                              3,047,651               2,721,679

     Selling, general and administrative expenses                               2,203,968               1,774,767
-------------------------------------------------------------------------------------------------------------------

Total operating expenses                                                        5,251,619               4,496,446
-------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                            366,287                 430,255

OTHER INCOME (EXPENSE)
     Interest                                                                     (43,527)                (45,054)
     Other                                                                          1,792                 (23,363)
-------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                        324,552                 361,838

Provision for income taxes                                                         80,149                 107,648
-------------------------------------------------------------------------------------------------------------------

NET INCOME                                                               $        244,403        $        254,190
===================================================================================================================

Net income per common share                                              $           0.11        $           0.16
Net income per common share - assuming dilution                          $           0.10        $           0.14
-------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

           ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                  ACCUMULATED                          TOTAL
                                                                                        OTHER                         STOCK-
                                          COMMON       PAID-IN      RETAINED    COMPREHENSIVE    COMPREHENSIVE      HOLDERS'
                                           STOCK       CAPITAL      EARNINGS           INCOME           INCOME        EQUITY
------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998                 2,283     6,843,374     1,235,413          (97,079)                     7,983,991

Net income                                     -             -       244,403                -          244,403       244,403

Other comprehensive income (Note 4):
   Foreign currency translation
     adjustment                                -             -             -          (13,339)         (13,339)      (13,339)
                                                                                                --------------

   Comprehensive income                                                                                231,064
                                                                                                ==============

------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1998           $      2,283  $  6,843,374  $  1,479,816  $      (110,418)                  $  8,215,055
==============================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

           ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

THREE MONTHS ENDED MARCH 31,                                                               1998              1997
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                                  $        244,403  $        254,190
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Provision for losses on accounts receivable                                       32,426             6,685
       Depreciation and amortization                                                     68,876            23,667
       (Increase)decrease in:
         Accounts receivable                                                           (417,224)         (576,592)
         Inventories                                                                   (467,707)          351,309
         Prepaid expenses and other current assets                                        4,925          (140,387)
         Other Assets                                                                    (9,914)          (57,624)
       Increase (decrease) in:
         Accounts payable and accrued expenses                                         (155,102)       (1,467,424)
         Income taxes payable                                                          (196,206)          117,027
         Other liabilities                                                              (46,134)                -
-------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                                  (941,657)       (1,489,149)
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Additions to property and equipment                                                 (116,306)          (21,741)
   Additions to investments                                                                               (42,621)
-------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                  (116,306)          (64,362)
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Net proceeds (payments) on borrowings                                              1,564,922        (1,267,241)
   Shareholder distributions                                                                  -          (457,815)
   Payment on notes payable-shareholders                                                      -          (300,000)
   Proceeds from sale of stock and warrants, net                                              -         4,637,085
-------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                             1,564,922         2,612,029
-------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                                    506,959         1,058,518
Effect of exchange rate changes in cash                                                 (13,339)          (20,943)
Cash, at beginning of year                                                              424,036           628,135
-------------------------------------------------------------------------------------------------------------------

Cash, at end of period                                                         $        917,656  $      1,665,710
===================================================================================================================

SUPPLEMENTAL INFORMATION:
   Cash paid for
     Interest                                                                  $         53,716  $         26,065
     Taxes                                                                     $        270,472  $         35,000
-----------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

           ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      Basis of Presentation       The accompanying unaudited condensed
                                    consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, except for the adjustment to record deferred taxes which is discussed below considered necessary for a fair presentation) have been included.
                                    Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's
                                    Annual Report on Form 10-KSB for the year ended December 31, 1997.

                                    Through February 13, 1997, Advanced
                                    Electronic Support Products, Inc. ("AESP"), with the consent of its shareholders, elected to be taxed as an S Corporation. Shareholders of an S Corporation are taxed on their proportionate share of the Company's taxable income. Accordingly, no provision for federal income taxes is required for periods prior to February 13, 1997. Had the Company not been taxed as an S Corporation, the Company would have been taxed approximately $11,000 additionally during the three months ended March 31, 1997. This additional amount of taxation has an insignificant effect on the earnings per share calculations.

                                    AESP Germany, Jotec/AESP and AESP Sweden, subsidiaries of AESP, are subject to taxation in Germany, Norway and Sweden, respectively, and accordingly, calculate and report the tax charges in accordance with applicable statutory regulations.

                                    On February 13, 1997, and concurrent with the Company's initial public offering ("IPO"), the Company elected C Corporation tax status and a net deferred tax asset was recorded for the three months ended March 31, 1997 for the tax effect of cumulative temporary differences between financial statement and tax purposes. Such net deferred tax asset resulted principally from temporary differences relating to allowance for doubtful accounts.

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

                                    The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow:

THREE MONTHS ENDED MARCH 31,                        1998               1997
-------------------------------------------------------------------------------

Net Sales

    The Company                            $     4,216,522   $       3,594,049
    Jotec/AESP                                   1,401,384           1,332,652
------------------------------------------------------------------------------

Combined                                         5,617,906           4,926,701
------------------------------------------------------------------------------

Net Income

    The Company                                     68,522             195,972
    Jotec/AESP                                     175,881              58,218
------------------------------------------------------------------------------

Combined                                   $       244,403   $         254,190
==============================================================================


                                    Included in shareholder distributions for the three months ended March 31, 1997 are distributions in the amount of $457,815 related to Jotec/AESP.

           ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.      Earnings Per Share          The following reconciles the components of
                                    the earnings per share (EPS) computation:

FOR THE THREE MONTHS ENDED MARCH 31,                      1998                                     1997
---------------------------------------------------------------------------------------------------------------------------

                                             INCOME          SHARES  PER-SHARE        INCOME          SHARES    PER-SHARE
                                        (NUMERATOR)   (DENOMINATOR)     AMOUNT   (NUMERATOR)   (DENOMINATOR)       AMOUNT
---------------------------------------------------------------------------------------------------------------------------
Earnings per common share
    Net income available to common
              shareholders             $     244,403      2,282,201  $     0.11    $ 254,190       1,587,167  $       0.16

Effect of Dilutive Securities:
     Options to purchase
              shares of common stock                         81,333                                   63,000
     9 1/2% convertible shareholder notes     21,875        359,781                   10,938         179,891
---------------------------------------------------------------------------------------------------------------------------

Net income available to common
    shareholders plus assumed
    conversions                        $     266,278      2,723,315  $     0.10 $     265,128      1,830,058  $      0.14
---------------------------------------------------------------------------------------------------------------------------


                                    The 9 1/2% convertible shareholder notes amounting to $1,439,125 are convertible at $4 per share and are considered dilutive.

                                    Options to purchase 61,500 shares of common stock at $2.75 were granted on March 9, 1998. These options expire in 2008. As of March 9, 1998 options to purchase 20,500 shares of common stock were exercisable. For the three months ended March 31, 1998, the average number of exercisable options that are considered dilutive is 15,033.

                                    Options to purchase 70,200 shares of common stock at $3.50 were granted on November 7, 1997. These options expire in 2007. As of March 31, 1998, options to purchase 66,300 shares were still outstanding (with options on 3,900 shares having been forfeited) of which options on 22,100 shares were exercisable. For the three months ended March 31, 1998, the average number of exercisable options that are considered dilutive is 66,300.

                                    Options to purchase 200,000 shares of common stock at $6.00 per share were outstanding during 1997 and 1996, but were not included in the computation of diluted EPS as the options' exercise price was greater than the average market price of the common shares. The options, which expire in 2006, were outstanding at March 31, 1998.

                                    Options to purchase 360,500 shares, 36,000 shares, 23,000 shares, 40,000 shares and 120,000 shares of common stock at $6.00, $5.88, $4.00, $6.00, and $3.69 per share, respectively, were outstanding during the three months ended March 31, 1998 but not included in the computation of diluted EPS as the options' exercise price was greater than the average market price of the common shares. Such options with expiration dates from 2002 to 2007, were outstanding at March 31, 1998.

           ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.      Comprehensive Income        The Company adopted SFAS No. 130, REPORTING
                                    COMPREHENSIVE INCOME, which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: (i) a statement of income and comprehensive income, (ii) a statement of comprehensive income or (iii) a statement of shareholders' equity. The
                                    Company has elected to report comprehensive income on its condensed consolidated statement of shareholders' equity.
                                    Comprehensive income is comprised of net income and all changes to shareholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income.

                                    Total comprehensive income is as follows:

FOR THE THREE MONTHS ENDED MARCH 31,                     1998              1997
---------------------------------------------------------------------------------

Net income                                    $       244,403   $       254,190

Other comprehensive income (loss),
    net of income taxes                               (13,339)         (20,943)
---------------------------------------------------------------------------------

Comprehensive income                          $       231,064   $       233,247
---------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-QSB CONTAIN FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THE FOLLOWING: COMPETITION FROM OTHER MANUFACTURERS AND DISTRIBUTORS OF CONNECTIVITY AND NETWORKING PRODUCTS BOTH NATIONALLY AND INTERNATIONALLY; THE BALANCE OF THE MIX FROM PERIOD TO PERIOD BETWEEN ORIGINAL EQUIPMENT MANUFACTURER SALES (WHICH HAVE COMPARATIVELY LOWER GROSS PROFIT MARGINS WITH LOWER EXPENSES) AND RETAIL SALES (WHICH HAVE COMPARATIVELY HIGHER GROSS PROFIT MARGINS WITH HIGHER EXPENSES); AND THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING AND ASSEMBLY OF PRODUCTS AND THE ABSENCE OF SUPPLY AGREEMENTS. THESE AND ADDITIONAL FACTORS ARE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1997. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN INVOLVE AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING), ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENT. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

RESULTS OF OPERATIONS

         Please refer to the Company's "Results of Operations" section in Item 6 of its Annual Report on Form 10-KSB for the year ended December 31, 1997, which is incorporated into this Quarterly Report on Form 10-QSB by reference. Item 6 of the Annual Report contains a discussion of, among other things, the importance to the Company of the impact on the Company's operating results, from period to period, of the mix of sales between retail and original equipment manufacturer ("OEM") sales. Item 6 also contains a discussion on how the Company's retail sales have increased in comparison to its OEM sales, and how this increase has positively impacted the Company's gross profit margins while also causing an increase in selling, general and administrative ("SG&A") expenses, which are generally higher with respect to retail sales.

         For the three month period ended March 31, 1998, the Company had net sales of $5.6 million, which was an increase of 14.0% when compared to net sales of $4.9 million for the same period in 1997. During the three month period ended March 31, 1998, sales to customers in the United States increased approximately $94,600, or 3.3%, when compared to the same period in 1997. This increase in sales to customers in the United States was due primarily to increases in sales of the Company's Focus Networking TM products, which were offset by small decreases in passive networking products and OEM custom cable products sold in the United States. The Company acquired the assets of the networking division of Focus Enhancements, Inc. ("Focus") in September 1997. During the three month period ended March 31, 1998, sales to foreign customers increased approximately $597,000, or 28.4%, when compared to the same period in 1997. This increase in sales to foreign customers was due primarily to increases in retail related, passive networking products sold through the Company's West European subsidiaries, and increased sales of networking installer-related products to the Company's exclusive distributors in Russia and the Ukraine.

         OEM sales were relatively unchanged for the three months ended March 31, 1998 when compared to the same period in 1997. Effective September 29, 1997, the Company entered into an exclusive OEM supply agreement with Focus. Pursuant to this exclusive supply agreement, Focus agreed to purchase over a period of two years a minimum of $2.5 million of the Company's connectivity products for Focus to use in their high-end PC-to-TV products in exchange for the ability of Focus to purchase such products at reduced margins. This exclusive supply agreement, although expected to decrease the Company's gross profit margin rates, was expected to increase OEM sales. For the three months ended March 31, 1998, however, Focus only purchased approximately $144,000 in OEM products, an amount less than the Company anticipated. The Company anticipates that this amount will increase in the future.

         The gross profit margin rate for the three month period ended March 31, 1998, increased from 44.8% to 45.8% compared to the same period in 1997. The Company's Swedish and German subsidiaries experienced lower gross profit margin rates due primarily to these companies' larger percentage of total sales to larger customers, such as distributors and catalog houses, which have a typically lower gross profit margin rate. Sales of the Company's networking products also increased which sales tend to generate lower gross profit margin rates than many of the Company's other products. However, the gross profit margin rates for the Company's newly acquired Norwegian subsidiary, increased from period to period, which more than offset the Swedish and German subsidiaries' reduced gross profit margin rates and the reduced gross profit margin rates which resulted from increased sales of active networking products. The Norwegian subsidiary's increased gross profit margin rate was due primarily to economies of scale that were not available to that subsidiary prior to its acquisition by the Company in November 1997.

         SG&A expenses increased to approximately $2.2 million for the three month period ended March 31, 1998, which represented an increase of 24.2% when compared to the same period in 1997. This increase in SG&A expenses was due primarily to a combination of the following factors: increased costs necessary to support and service increased sales levels; increased costs due to being a public company, including fees for professional services; and increased costs related to the Company's efforts to strengthen its OEM sales. Tangible SG&A expenses (excluding the amortization of intangibles related to the purchase of the Focus Networking(TM) product line) are projected to increase in the future as sales increase. However, the rate of tangible SG&A expense increase is projected to be at a lower rate than projected sales increases.

         Interest expense, net of interest income, for the three month period ended March 31, 1998 was relatively unchanged as compared to the same period in 1997.

         As a result of the factors set forth above, the Company's net income before taxes was approximately $324,600 for the three month period ended March 31, 1998, a decrease of approximately $37,300 or 10.3% compared to the same period in 1997. Net income for the three month period in 1998 was approximately $244,400, compared to approximately $254,200 for the same period in 1997, which represented a decrease of approximately $9,800, or 3.9%, from period to period.

         During the three month periods ended March 31, 1997 and 1998, the average basic shares outstanding increased by 43.8% from 1,587,168 shares to 2,282,201 shares, and the average fully diluted shares outstanding increased by 48.8% from 1,830,057 shares to 2,723,315 shares. The increases in average shares outstanding were due primarily to the Company's IPO during the first quarter of 1997 as well as stock issued for the two acquisitions completed in the Fall of 1997. The increased number of average shares outstanding contributed to a decrease in calculated earnings per share of 31.3%, or $0.05 per share, for basic shares, and 28.6%, or $0.04 per share assuming dilution, for the three months ended March 31, 1998 when compared to the same period in 1997.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 1997, the Company completed its IPO, in which the Company raised net proceeds of approximately $4,862,000 ($4,375,000 net of certain capitalized expenses in connection with the offering).

         At March 31, 1998, the Company's working capital was approximately $8,230,000 and its current ratio was approximately 2.74:1, compared to working capital of approximately $8,093,000 and current ratio of 3.30:1, as of December 31, 1997. The increase in working capital and the decrease in current ratio was due to increased borrowings under the Company's line of credit, increased inventory and receivables, offset in part by a decrease in payables.

         As of March 31, 1998, accounts receivable increased approximately $385,000, or 7.6%, when compared to December 31, 1997, generally due to increases in sales and particularly due to increases in sales to the Company's two exclusive distributors in Russia and the Ukraine. Inventories increased approximately $468,000, or 8.1%, from period to period primarily due to the inventory purchased to support the expansion of sales in both Eastern and Western Europe.

         On September 30, 1997, the Company acquired the assets of the networking product line of Focus and accounted for the transaction as a purchase of assets. In connection with this acquisition, the Company recorded an intangible asset with a balance, as of March 31, 1998, of approximately $733,000, net of amortization.

         As of March 31, 1998, notes payable were approximately $1,792,000 which was an increase of approximately $1,565,000 compared to the balance of approximately $227,000 as of December 31, 1997. The notes payable increase can be attributable to the increased levels of inventory and receivables required to support increased sales levels.

         For the three months ended March 31, 1997, net cash used in operations was approximately $1,489,000. Such cash was used primarily to reduce trade accounts payable and to increase trade accounts receivable levels. For the three months ended March 31, 1998, net cash used by operations was approximately $942,000. Such cash was used primarily to increase accounts receivable and inventory levels both of which were required to support increased sales.

         For the three months ended March 31, 1997, net cash provided by financing activities amounted to approximately $2,612,000, due primarily to the completion of the IPO during the period offset by proceeds of the Company's IPO for payments on shareholder notes and payments of distributions to shareholders. The cash provided from financing activities during the three months ended March 31, 1998 was approximately $1,565,000 which was provided primarily from borrowings on the Company's line of credit.

         The Company has a $4,500,000 revolving line of credit with a financial institution. Borrowings under the line of credit bear interest at the rate of prime plus 0.25% per annum. Available borrowings under the line of credit are based upon specific percentages of the Company's U.S.-based accounts receivable and inventories. The line of credit is secured by a lien on the Company's world wide accounts receivables, inventory and all other assets of the Company. At December 31, 1997, the amount due under the line of credit was approximately $214,000. At March 31, 1998, the amount due under the line of credit was approximately $1,792,000. The credit facility will mature on July 26, 1998, and while the Company expects that it will be able to renew the facility, there can be no assurance that the credit facility will be renewed or even if renewed that it can be renewed on its current terms.

          Since the Company's current line of credit allows borrowings based only upon accounts receivable from U.S. customers and on inventories held in the U.S., the Company believes that some time within the next year the Company's ability to borrow under its current facility may become constrained because of increases in accounts receivable due to the Company from non-U.S. customers and increases of foreign inventories. To facilitate the Company's expected international growth, the Company is currently negotiating with various financial institutions, including its current lending institution, to develop a new facility that will allow the Company to borrow additional funds based upon its foreign held assets. There can be no assurance that the Company will be successful in obtaining such funds or, if obtained, that they can be obtained on terms favorable to the Company.

         The Company's management believes that, subject to growing foreign markets as described above, net cash flow from operations, as well as borrowings under the Company's existing line of credit will be adequate to fund the Company's operations during 1998. This is a projection, however, and no assurance can be given that this will be the case or that if such funds are available that such funds will be sufficient to meet the Company's cash requirements during 1998.

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

         The Company's computer systems are currently year 2000 compliant, however, the Company is currently updating its computer systems and is taking steps to ensure that the new systems are also year 2000 compliant.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits

                      27.1     Financial Data Schedule

              (b)     Reports on Form 8-K

                      No Current Reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ADVANCED ELECTRONIC
                                        SUPPORT PRODUCTS, INC.

Date: May 15, 1998                   By: /S/ RANDALL N. PAULFUS
                                        -----------------------
                                         Randall N. Paulfus, Vice President and
                                             Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT                               DESCRIPTION

27.1                    Financial Data Schedule