Form 10QSB
period 1998-06-30
ADVANCED ELECTRONIC SUPPORT PRODUCTS INC
filed 1998-08-14
CIK 1026744

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark one)

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended JUNE 30, 1998

                                      OR

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________________ to _______________

                         Commission File No. 001-12739

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            FLORIDA                                             59-2327381
-------------------------------                            -------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)

1810 N.E. 144TH STREET
NORTH MIAMI, FLORIDA                                               33181
---------------------------------------                         ----------
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

                      Yes [X]              No [ ]

      The number of shares outstanding of the issuer's Common Stock, as of August 12, 1998, is 2,282,201 shares.

Transitional Small Business Disclosure Format (check one)

                      Yes [ ]              No [X]

                          Part I. Financial Information

                                                                          PAGE
                                                                          ----
Item 1. FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets at
    June 30, 1998 (unaudited) and December 31, 1997..........................3

    Condensed Consolidated Statements of Income for the
    three and six months ended June 30, 1998 and 1997 (unaudited)............4

    Condensed Consolidated Statements of Shareholders' Equity
    for the six months ended June 30, 1998 (unaudited).......................5

    Condensed Consolidated Statements of Cash Flows for the six
    months ended June 30, 1998 and 1997 (unaudited) .........................6

    Notes to Condensed Consolidated Financial Statements.....................7

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OR PLAN OF OPERATION................................................12

                           Part II. Other Information

Item 1. LEGAL PROCEEDINGS...................................................18

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........................18

Item 3. DEFAULTS UPON SENIOR SECURITIES.....................................18

Item 4. SUBMISSION OF MATTERS TO VOTE
        OF SECURITY HOLDERS.................................................18

Item 5. OTHER INFORMATION...................................................18

Item 6. EXHIBITS AND REPORTS ON FORM 8-K....................................18


                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                JUNE 30,      DECEMBER 31,
                                                                                   1998              1997
                                                                              (UNAUDITED)
-----------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
  Cash                                                                     $      968,891    $      424,036
  Accounts receivable, net of allowance for doubtful accounts of $103,492
    at June 30, 1998 and $132,000 at December 31, 1997                          5,298,575         5,037,267
  Inventories                                                                   6,255,173         5,765,156
  Current deferred tax asset                                                      145,522           131,411
  Prepaid expenses and other current assets                                       224,454           249,814
-----------------------------------------------------------------------------------------------------------
Total current assests                                                          12,892,615        11,607,684
PROPERTY AND EQUIPMENT, NET                                                       519,187           427,360
INTANGIBLE ASSETS                                                                 705,651           761,203
DEFERRED TAX ASSET                                                                140,516           139,586
OTHER ASSETS                                                                       81,525            69,365
-----------------------------------------------------------------------------------------------------------
                                                                           $   14,339,494   $    13,005,198
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
  Notes payable                                                            $    2,026,000   $       227,078
  Accounts payable and accrued expenses                                         2,410,531         3,042,476
  Current deferred tax liability                                                    9,407             9,407
  Income taxes payable                                                                  -           235,525
-----------------------------------------------------------------------------------------------------------
Total current liabilities                                                       4,445,938         3,514,486
-----------------------------------------------------------------------------------------------------------
Notes payable-shareholders                                                      1,439,125         1,439,125
Deferred tax liability                                                             64,581            64,581
Long term debt                                                                          -             3,015
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                               5,949,644         5,021,207
-----------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
-----------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Preferred stock, $.001 par value;  1,000,000
    shares authorized; none issued                                                      -                 -
  Common stock, $.001 par value; 20,000,000 shares
    authorized; 2,282,201 shares issued at December 31, 1997 and
    June 30, 1998                                                                   2,283             2,283
  Paid-in capital                                                               6,868,374         6,843,374
  Retained earnings                                                             1,628,819         1,235,413
Cumulative foreign currency translation adjustment                               (109,626)          (97,079)
-----------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                      8,389,850         7,983,991
-----------------------------------------------------------------------------------------------------------
                                                                           $   14,339,494    $   13,005,198
-----------------------------------------------------------------------------------------------------------


          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                                     (UNAUDITED)


                                                           FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                               ENDED JUNE 30,                    ENDED JUNE 30,
                                                           1998            1997             1998             1997
-------------------------------------------------------------------------------------------------------------------
NET SALES                                         $   5,144,232    $  4,591,500    $  10,762,138    $   9,518,201
-------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
     Cost of sales                                    2,929,115       2,785,087        5,976,766        5,531,288

     Selling, general and administrative expenses     2,073,392       1,569,391        4,277,360        3,314,158

Total operating expenses                              5,002,507       4,354,478       10,254,126        8,845,446
-------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                  141,725         237,022          508,012          672,755

Other income (expense)
     Interest                                           (82,088)        (29,982)        (125,615)         (75,036)
     Other                                               42,056          26,627           43,848            3,263
-------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                              101,693         233,667          426,245          600,982

Provision (benefit) for income taxes                    (47,310)         83,248           32,839          194,786
--------------------------------------------------------------------------------------------------------------------
NET INCOME                                        $     149,003    $    150,419    $     393,406    $     406,196
--------------------------------------------------------------------------------------------------------------------
Net income per common share                       $         .07    $        .07    $         .17    $         .22

Net income per common share assuming dilution     $         .06    $        .07    $         .17    $         .21
--------------------------------------------------------------------------------------------------------------------

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                     (UNAUDITED)


                                                                                    CUMULATIVE
                                                                                       FOREIGN                          TOTAL
                                                                                      CURRENCY                         STOCK-
                                         COMMON        PAID-IN      RETAINED       TRANSLATION    COMPREHENSIVE      HOLDERS'
                                          STOCK        CAPITAL      EARNINGS        ADJUSTMENT           INCOME        EQUITY
--------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998           $     2,283  $  6,843,374  $  1,235,413  $        (97,079)                  $  7,983,991

Net income                                     -             -       393,406                 -    $     393,406       393,406

Options issued in connection with
   consulting services                         -        25,000             -                 -                -        25,000

Cumulative foreign currency
   translation adjustment                      -             -             -           (12,547)         (12,547)      (12,547)
                                                                                                  --------------
                                                                                                        380,859
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998             $     2,283  $  6,868,374  $  1,628,819  $       (109,626)                   $ 8,389,850
--------------------------------------------------------------------------------------------------------------------------------

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)


SIX MONTHS ENDING JUNE 30,                                                           1998                    1997
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                             $        393,406        $        406,196
  Adjustments to reconcile net income to net cash
    used in operating activities:
     Provision for losses on accounts receivable                                   72,703                   5,000
     Depreciation and amortization                                                 83,865                  19,167
     Deferred income taxes                                                        (15,041)                (32,000)
     Amortization of goodwill                                                      55,552                       -
     Options issued in connection with consulting services                         25,000                       -
     (Increase) decrease in:
      Accounts receivable                                                        (334,011)               (438,076)
      Inventories                                                                (490,017)                329,585
      Prepaid expenses and other current assets                                    25,360                (152,587)
      Other assets                                                                (12,160)                (33,124)
     Increase (decrease) in:
      Accounts payable and accrued expenses                                      (631,945)             (1,951,006)
      Income taxes payable                                                       (235,525)                145,302
------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                         (1,062,813)             (1,701,543)
------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Reduction in investments                                                              -                  61,122
  Additions to property equipment                                                (175,692)                (81,998)
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                            (175,692)                (20,876)
------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Net proceeds (payments) on borrowings                                         1,795,907                (974,010)
  Dividend distributions                                                                -                (728,720)
  Payment on notes payable-shareholders                                                 -                (300,000)
  Proceeds from sale of stock and warrants, net                                         -               4,637,085
------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                       1,795,907               2,634,355
------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                   557,402                 911,936
Effect of exchange rate changes in cash                                           (12,547)                (79,079)
CASH, AT BEGINNING OF YEAR                                                        424,036                 628,135
------------------------------------------------------------------------------------------------------------------
CASH, AT END OF PERIOD                                                   $        968,891        $      1,460,992
------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL INFORMATION:
  Cash paid for
    Interest                                                             $        130,485        $         40,248
    Taxes                                                                $        363,049        $        104,237
------------------------------------------------------------------------------------------------------------------

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

Through February 13, 1997, AESP, with the consent of its stockholders, elected to be taxed as an S Corporation. Shareholders of an S Corporation are taxed on their proportionate share of the Company's taxable income. Accordingly, no provision for federal income tax is required for periods prior to February 13, 1997.

Had the Company not been taxed as an S Corporation, the Company would have been taxed approximately $11,000 additionally during the six months ended June 30, 1997. This additional amount of taxation has an insignificant effect on the earnings per share calculations.

AESP Germany, Jotec/AESP and AESP Sweden, subsidiaries of AESP, are subject to taxation in Germany, Norway and Sweden, respectively, and accordingly, calculate and report the tax charges in accordance with applicable statutory regulations.

On February 13, 1997, and concurrent with the Company's initial public offering ("IPO"), the Company elected C Corporation tax

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

status and a net deferred tax asset was recorded for the three months ended March 31, 1997. Such net deferred tax asset resulted principally from temporary differences relating to allowance for doubtful accounts.

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

There were no transactions between the Jotec/AESP and the Company prior to the combination, and immaterial adjustments were recorded to conform Jotec/AESP's accounting policies to those of the Company. Certain reclassifications were made to the Jotec/AESP's financial statements to conform to the Company's presentations.

The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow:

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

SIX MONTHS ENDED JUNE 30,                         1998              1997
-------------------------------------------------------------------------------
Net Sales
    The Company                             $     8,163,900    $    7,141,734
    Jotec/AESP                                    2,598,238         2,376,467
-------------------------------------------------------------------------------
Combined                                         10,762,138         9,518,201
-------------------------------------------------------------------------------
Net Income
    The Company                                      75,305           248,765
    Jotec/AESP                                      318,101           157,431
-------------------------------------------------------------------------------
Combined                                    $       393,406    $      406,196
-------------------------------------------------------------------------------


Included in shareholder distributions for the six months ended June 30, 1997 are distributions in the amount of $457,815 related to Jotec/AESP.

3. EARNINGS PER SHARE

The following reconciles the components of the earnings per share (EPS) computation:

FOR THE THREE MONTHS ENDED JUNE 30,                      1998                                      1997
----------------------------------------------------------------------------------------------------------------------------
                                         INCOME          SHARES      PER-SHARE         INCOME     SHARES        PER-SHARE
                                       (NUMERATOR)   (DENOMINATOR)     AMOUNT    (NUMERATOR)   (DENOMINATOR)      AMOUNT
----------------------------------------------------------------------------------------------------------------------------
Earnings per common share
    Net income available to
         common shareholders              $149,003       2,282,201      $ .07      $ 150,419       2,092,500       $ .07

Effect of Dilutive Securities:
       Exercisable options to purchase
              shares of common stock                        16,780                                         -
   8 1/2% convertible notes                 23,024         359,781                    23,024         359,781
----------------------------------------------------------------------------------------------------------------------------
Net income available to common
    shareholders plus assumed
    conversions                           $172,027       2,658,762      $ .06      $ 173,443       2,452,281       $ .07
----------------------------------------------------------------------------------------------------------------------------

                                                                               9

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30,                        1998                                      1997
----------------------------------------------------------------------------------------------------------------------------
                                         INCOME          SHARES      PER-SHARE         INCOME     SHARES        PER-SHARE
                                       (NUMERATOR)   (DENOMINATOR)     AMOUNT    (NUMERATOR)   (DENOMINATOR)      AMOUNT
----------------------------------------------------------------------------------------------------------------------------
Earnings per common share
    Net income available to
         common shareholders            $  393,406       2,282,201  $    0.17     $  406,196       1,841,229    $   0.22

Effect of Dilutive Securities:
       Exercisable options to purchase
              shares of common stock                        11,305                                         -
  8 1/2% convertible notes                  46,048         359,781                    34,536         270,333
----------------------------------------------------------------------------------------------------------------------------
Net income available to common
    shareholders plus assumed
    conversions                         $  439,454       2,653,287   $   0.17     $  440,732       2,111,562    $   0.21
----------------------------------------------------------------------------------------------------------------------------


The 8 1/2% convertible stockholder notes amounting to $1,439,125 are convertible at $4 per share and are considered dilutive.

Options to purchase 61,500 shares of common stock at $2.75 were granted on March 9, 1998. These options expire in 1998. As of June 30, 1998 options to purchase 20,500 shares of common stock were exercisable.

Options to purchase 70,200 shares of common stock at $3.50 were granted on November 7, 1997. These options expire in 2007. As of November 7, 1997 options to purchase 22,100 shares of common stock were exercisable.

Options to purchase 200,000 shares of common stock at $6.00 per share were outstanding during 1997 and 1996, but were not included in the computation of diluted EPS as the options' exercise price was greater than the average market price of the common shares. The options, which expire in 2006, were outstanding at June 30, 1998.

Options to purchase 360,500 shares, 36,000 shares, 23,000 shares, 40,000 shares and 120,000 shares of common stock at $6.00, $5.88, $4.00, $6.00, and $3.69 per share, respectively, were outstanding during 1997, but not included in the computation of

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

diluted EPS as the options' exercise price was greater than the average market price of the common shares. The options with expirations from 2002 to 2007 were outstanding at December 31, 1997.


4. COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders' equity. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income.

                  Total comprehensive income is as follows:

FOR THE SIX MONTHS ENDED JUNE 30,                      1998              1997
-------------------------------------------------------------------------------
Net income                                  $       393,406    $      406,196

Other comprehensive income (loss),
    net of tax                                      (12,547)          (79,079)
-------------------------------------------------------------------------------

Comprehensive income                        $       380,859    $      327,117


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-QSB CONTAIN FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THE FOLLOWING: COMPETITION FROM OTHER MANUFACTURERS AND DISTRIBUTORS OF CONNECTIVITY AND NETWORKING PRODUCTS BOTH NATIONALLY AND INTERNATIONALLY; THE BALANCE OF THE MIX BETWEEN ORIGINAL EQUIPMENT MANUFACTURER ("OEM") SALES (WHICH HAVE COMPARATIVELY LOWER GROSS PROFIT MARGINS WITH LOWER EXPENSES) AND RETAIL SALES (WHICH HAVE COMPARATIVELY HIGHER GROSS PROFIT MARGINS WITH HIGHER EXPENSES) FROM PERIOD TO PERIOD; AND THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING AND ASSEMBLY OF PRODUCTS AND THE ABSENCE OF SUPPLY AGREEMENTS. THESE AND ADDITIONAL FACTORS ARE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1997. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN INVOLVE AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING), ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENT. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

RESULTS OF OPERATIONS

    The Company sells connectivity products in the following categories: passive connectivity products; passive networking products; active networking products; and OEM connectivity products. Passive connectivity products are primarily computer and telecommunication cables, connectors, adapters, etc. Passive networking products are networking oriented cables, connectors and adapters, as well as raceways and wall plates, etc. Active networking products are hubs, transceivers and network adapters, etc. The Company's connectivity products are sold to retail customers in the United States, Sweden, Germany and Norway. The Company's OEM products are primarily sold to U.S. OEM customers and consist primarily of custom cables and custom cable assemblies. The Company also has exclusive distributors in Russia and Ukraine. The Company's customers include: computer and networking retailers; computer and networking value added retailers
(VARs); networking and telecommunication installers; computer, networking, and telecommunication oriented catalog houses; and OEM manufacturers.

    For the six month period ended June 30, 1998, the Company achieved net sales of $10.8 million which was an increase of $1.3 million or 13.7% when compared to net sales of $9.5 million during the same period in 1997. For the three month period ended June 30, 1998, the Company achieved net sales of $5.1 million which was an increase of $0.5 million or 10.9% when compared to net sales of $4.6 million during the same period in 1997.

    Contributing to the increase in net sales for the three and six month periods in 1998 were increases from period to period in sales of active networking products (in September 1997, the

Company acquired the "Focus Networking" line of active networking products from Focus Enhancements, Inc.) and increases in sales of passive networking products (primarily to the Company's exclusive distributors in Russia and the Ukraine). Offsetting these increases, in part, were small decreases from period to period of U.S. OEM sales and in sales of passive computer connectivity products to US retailers.

    The mix of products sold by the Company has changed significantly over the past year. For the six months ended June 30, 1998, 20.1% of the sales of the Company were of active and passive networking products, compared to 5.2% for the same period in 1997. OEM product sales were 10.2% of net sales for the six month period ended June 30, 1998, compared to 13.4% for the same period in 1997. Passive connectivity product sales accounted for 69.7% of total sales for the six months ended June 30, 1998 and 81.4% for the same period in 1997.

    For each product category, geographic location, and customer type, the Company experiences varying gross margins, as well as different overall profits after sales and marketing expenses. These differing margins and profits are due to differing competitive pressures and differing methods of marketing for each type of product, geographic location and customer type. In general, for product categories, the Company gains its comparably highest gross margins from sales of passive connectivity and networking products and its comparably lowest gross margins come from sales of OEM products. Similarly, for different geographic locations, the Company gains its comparably highest gross margins from sales made in Scandinavia and its lowest gross margins from sales made in Germany. Finally, for different customer types, the Company gains its greatest gross margin from sales to retail customers and its lowest gross margin from sales to OEM customers.

    The gross profit margin rate for the six month period ended June 30, 1998 was 44.5% which was an increase of 2.6% when compared to the gross profit margin of 41.9% during the same period in 1997. The gross profit margin for the three month period ended June 30, 1998 was 43.1% which was an increase of 3.8% when compared to the gross profit margin rate of 39.3% during the same period in 1997.

    The increases in the gross profit margin are due, in general, to the combination of several factors, including increases in the margin rate in the Norwegian subsidiary, Jotec/AESP, due primarily to the subsidiary offsetting its lower margin computer sales with higher margin connectivity products sales; increases in sales of relatively high margin products to the Company's exclusive distributors in Russia and Ukraine; increases in AESP-Germany margin rate due primarily to a greater percentage of total sales into Germany being made of relatively higher margin passive connectivity products and a lower percentage of total sales of comparatively lower margin active networking products; and decreases in the gross margin rate in AESP-Sweden, the Company's Swedish subsidiary, due to this subsidiary increasing sales to relatively low margin Swedish catalog house customers.

    Due to the combination of the factors set forth above, the overall gross margin amounts for the six month period ended June 30, 1998 increased $798,000, or 20%, when compared to the same period in 1997. Similarly the overall gross margin amounts for the three month period ended June 30, 1998 increased $409,000, or 22.7%, when compared to the same period in 1997.

    Sales and marketing expenses, a component of SG&A expenses, are greatest for sales of passive connectivity and all networking products, and the Company's comparably lowest sales and marketing expenses are generated in conjunction with sales of OEM products. Sales and marketing expenses are greatest for sales made in the U.S. and Germany and lowest for sales made into Scandinavia. Finally, the Company experiences its greatest sales and marketing expenses from sales to retail customers and its lowest from sales to OEM customers.

    Selling general and administrative ("SG&A") expenses, which include sales and marketing expenses, increased to $4.3 million during the six months ended June 30, 1998, which was an increase of $1.0 million or 30.3% when compared to the same period in 1997. During the three months ended June 30, 1998 SG&A expenses were $2.1 million which was an increase of $0.5 million, or 31.3%, when compared to the same period in 1997. These increases were due primarily to increases in SG&A expenses experienced in AESP-Germany and the Company's Miami home office. The increases in AESP-Germany SG&A expenses for the six month period ended June 30, 1998 were due primarily to increases in salaries and commissions, sales and marketing expenses, and repairs and maintenance expenses. The increases in Miami home office SG&A expenses for the six month period ended June 30, 1998 were due primarily increases in salaries and commissions, sales and marketing expenses, insurance and consulting fees, and goodwill amortization expenses. The increases in Miami home office SG&A expenses for the three month period ended June 30, 1998 were due primarily to increases in sales and marketing expenses, and goodwill amortization expense.

    Due to the factors set forth above, income from operations for the six month and three month periods ended June 30, 1998 were $508,000 and $142,000 respectively, which were decreases of $165,000 and $95,000 respectively, or 24.5% and 40.1%, when compared to income from operations for the same period in 1997.

    Interest expense for the six month period ended June 30, 1998 increased from $75,000 to $125,000, an increase of 66.7% when compared to the same period in 1997. Interest expense for the three month period ended June 30, 1998 increased from $30,000 to $82,000 when compared to the same period in 1997. The increases in interest expense incurred by the Company is due primarily to the increased borrowings on the Company's line of credit to fund the Company's growth.

    Taxes on income for the six month period ended June 30, 1998 decreased from $195,000 to $33,000, or a decrease of 83.1% when compared to the same period in 1997. Taxes on income for the three month period ended June 30, 1998 decreased from $83,000 to a benefit of $47,000, or a decrease of 156.6% when compared to the same periods in 1997. The tax rates have declined due to the Company experiencing a higher percentage of total profits in low effective tax rate countries and locations.

    Due to the factors set forth above, net income for the six month and three month periods ended June 30, 1998 were $393,000 and $149,000 respectively, which were decreases of $13,000 and $1,000, respectively, or 3.2% and 0.7% when compared to the same period in 1997.

    For the six month period ended June 30, 1998 average basic and fully diluted earnings per share were $0.17 and $0.17 respectively, compared to $0.22 and $0.21 for the same period in 1997. A contributing factor for this decline in earnings per share is that during the six month periods ended June 30, 1997 and 1998, the average basic shares outstanding increased by 23.9% from 1,841,229 shares to 2,282,201 shares and the average fully diluted shares outstanding increased by 25.7% from 2,111,562 to 2,653,287.

    For the three month periods ended June 30, 1997 and 1998, the average basic and fully diluted earnings per share were practically unchanged at $0.07 and $0.06 respectively compared to $0.07 and $0.07 for the same period in 1997. During the three month periods ended June 30, 1997 and 1998, the average basic shares and fully diluted shares outstanding increased by 9.1% and 8.4% respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    During the first quarter of 1997, the Company completed its IPO, in which the Company raised net proceeds of $4,862,000 ($4,375,000 net of certain capitalized expenses in connection with the offering).

    At June 30, 1998, the Company's working capital was $8.4 million and its current ratio was 2.90:1, compared to working capital of $8.1 million and a current ratio of 3.30:1 as of December 31, 1997. The Company's working capital increased due primarily to the combination of profitable operations; increases in cash; increases in worldwide trade accounts receivable and inventories; decreases in accounts payable; and increases in borrowings.

    At June 30, 1998, cash balances had increased $545,000, or 128.5% when compared to cash balances on December 31, 1997. Trade accounts receivable increased $261,000, or 5.2% when compared to trade accounts receivable balances on December 31, 1997, due primarily to the increases in sales levels. At June 30, 1998, inventories had increased $490,000, or 8.5% when compared to inventory balances on December 31, 1997, due primarily to the establishment and initial stocking of a new European bonded warehouse in Rotterdam. It is management's intention to utilize the Rotterdam warehouse in the future as the main stocking facility for all of Company's European operations, thereby enabling the Company to reduce overall worldwide inventory balances by closing currently open bonded warehouses in the Ukraine and Germany, as well as by allowing the Company to reduce local stock levels throughout Europe without decreasing customer service due to inventory availability.

    Net property and equipment increased $92,000, or 21.5% when compared to net property and equipment balances on December 31, 1997 primarily due to payments for new computer hardware and inventory management and accounting software. This new system, with total cost approximating $150,000, is expected to be placed in service beginning in the third quarter of 1998.

    On September 30, 1997 the Company acquired the assets of the networking product line of Focus Enhancements, Inc. and accounted for the transaction as a purchase of assets. Due to this accounting treatment the Company recorded an intangible asset which balance as of June 30, 1998 was, net of amortization, $706,000.

    The Company has a $4,500,000 revolving line of credit with a financial institution. Borrowings under the line bear interest at the rate of prime plus 0.25% per annum. Available borrowings under the line of credit are based upon specific percentages of the Company's US-based accounts receivable and inventories. The line of credit is secured by a lien on the Company's world wide accounts receivables, inventory and all other assets of the Company. The credit facility matured on July 26, 1998, and while the Company is currently in the process of renewing the facility, there can be no assurance that the credit facility will be renewed or even if renewed that it can be renewed on its current terms. Based upon the current agreement, the Company had availability under its existing line of credit of $397,000 at August 1, 1998.

    Since the Company's current line of credit allows borrowings based only upon accounts receivable from US customers and on inventories held in the U.S., the Company believes that some time within the next year the Company's ability to borrow under its current facility may become constrained because of increases in accounts receivable due to the Company from non-U.S. customers and increases of foreign inventories. To facilitate the Company's international growth, the Company is currently negotiating with various financial institutions, including its current lending institution, to develop a new facility that will allow the Company to borrow additional funds based upon its foreign assets. There can be no assurance that the Company will be successful in obtaining such funds or, if obtained, that they can be obtained on terms favorable to the Company.

    At June 30, 1998, the Company had borrowed on its line of credit $2,026,000. This represents an increase in borrowing on the line of credit of $1,799,000 when compared to the line of credit balances of $227,000 on December 31, 1997. The additional borrowings were made necessary to finance the increases in trade accounts receivable and inventories as well as the paydown in trade accounts payable and accrued income taxes.

    Accounts payable and accrued expenses decreased $632,000, or 20.8% when compared to accounts payable and accrued expenses balances on December 31, 1997. Income taxes payable decreased $235,000, or 100.0% when compared to income taxes payable balances on December 31, 1997.

    For the six months ended June 30, 1997, $1.7 million of cash was used in operations. Such cash usage was the net of operating cash provided from net income, the reduction of inventories and the increase in income tax liability, and operating cash used to increase accounts receivable and prepaid expenses as well as to reduce accounts payable and accrued expenses. For the six months ended June

30, 1998, $1.1 million of cash was used in operations. Such cash usage was the net of operating cash provided from net income and amortizations, and operating cash used to increase accounts receivable and inventory as well as to reduce accounts payable and accrued taxes and expenses.

    For the six months ended June 30, 1997, net cash provided by financing activities was $2.6 million. Such cash provided was the net of proceeds from the Company's initial IPO in February 1997, less payments on debt and stockholder distributions. For the six months ended June 30, 1998, net cash provided by financing activities was $1.8 million and was primarily provided from borrowings on the Company's line of credit.

    The Company believes that, subject to growing foreign markets as described above, the unused balances available under the existing line of credit along with the net cash flow generated from operating activities, will be adequate to fund the Company's operations during 1998. This is a projection, however, and no assurance can be given that the Company's cash from operations and from its available line of credit will be sufficient to meet the Company's cash requirements during 1998.

    The Company's management does not believe that inflation has had a significant effect on the Company's operations during the last several years. The Company's management believes the Company has historically been able to pass on increased costs of production in the price charged for its products.

    The Company believes that its computer systems are presently year 2000 compliant. The Company is currently updating its computer system, at a cost of approximately $150,000 in order to have the computer systems required for the future growth of its business. The Company does not anticipate incurring any additional cost in making sure that the modifications which are being made to the Company's computer system are compliant with year 2000 requirements.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    On May 29, 1998, the Company held its 1998 Annual Meeting of Shareholders, at which the holders of 1,685,559 shares of the Company's outstanding common stock (approximately 73.9%) were represented either in person or by proxy. At the shareholders meeting, the following persons were elected to serve as directors of the Company until the 1999 Annual Meeting of Shareholders or until their successors are elected and qualified: Slav Stein, Roman Briskin, Terrence
R. Daidone, William B. Coldrick and L. Phillips Reams. The vote for the election of directors was as follows:

NAME                                           VOTES FOR          VOTES AGAINST
----                                           ---------          -------------
Slav Stein.......................              1,681,359                4,200
Roman Briskin....................              1,681,359                4,200
Terrence R. Daidone..............              1,681,859                3,700
William B. Coldrick..............              1,681,859                3,700
L. Phillips Reams................              1,610,059               75,500

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

            27.1        Financial Data Schedule

      (b)   Reports on Form 8-K

            No reports on Form 8-K have been filed during the quarter ended June 30, 1998.

                                  SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ADVANCED ELECTRONIC SUPPORT
                                  PRODUCTS, INC.

Date: August 14, 1998             By: /s/ RANDALL N. PAULFUS
                                  -------------------------------------------
                                  Randall N. Paulfus, Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT      DESCRIPTION
-------      -----------

 27.1        Financial Data Schedule