Form 10QSB
period 1998-09-30
ADVANCED ELECTRONIC SUPPORT PRODUCTS INC
filed 1998-11-16
CIK 1026744

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to ____________

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

                       Yes    [X]            No    [ ]

         The number of shares outstanding of the issuer's common stock, as of November 9, 1998, is 2,282,201 shares.

Transitional Small Business Disclosure Format (check one)

                       Yes    [ ]            No    [X]

                          Part I. Financial Information

                                                                           PAGE
                                                                           ----

Item 1.    FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets at
      September 30, 1998 (unaudited) and December 31, 1997...................3

      Condensed Consolidated Statements of Income for the
      three and nine months ended September 30, 1998 and 1997 (unaudited)....4

      Condensed Consolidated Statements of Shareholders' Equity
      for the nine months ended September 30, 1998 (unaudited)...............5

      Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 (unaudited)...................6

      Notes to Condensed Consolidated Financial Statements (unaudited).......7

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OR PLAN OF OPERATION.............................................13

                           Part II. Other Information

Item 1.    LEGAL PROCEEDINGS................................................18

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS........................18

Item 3.    DEFAULTS UPON SENIOR SECURITIES..................................18

Item 4.    SUBMISSION OF MATTERS TO VOTE
             OF SECURITY HOLDERS............................................18

Item 5.    OTHER INFORMATION................................................18

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.................................19

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      SEPTEMBER 30,        DECEMBER 31,
                                                                                               1998                1997
--------------------------------------------------------------------------------------------------------------------------
                                                                                        (UNAUDITED)
ASSETS

CURRENT
     Cash                                                                          $        669,251    $        424,036
     Accounts receivable, net of allowance for doubtful accounts of $106,091
         at September 30, 1998 and $132,000 at December 31, 1997                          4,024,070           5,037,267
     Inventories                                                                          4,828,766           5,765,156
     Income tax refund                                                                      429,000                   -
     Current deferred tax asset                                                             506,000             131,411
     Prepaid expenses and other current assets                                              108,760             249,814
--------------------------------------------------------------------------------------------------------------------------

Total current assets                                                                     10,565,847          11,607,684
Property and equipment, net                                                                 400,394             427,360
Intangible assets, net                                                                      680,809             761,203
Deferred tax asset                                                                          790,000             139,586
Other assets                                                                                130,292              69,365
--------------------------------------------------------------------------------------------------------------------------

                                                                                   $     12,567,342    $     13,005,198
==========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
     Notes Payable                                                                 $      1,945,000    $        227,078
     Accounts payable and accrued expenses                                                2,017,928           3,042,476
     Income taxes payable                                                                   277,353             235,525
     Current deferred tax liability                                                               -               9,407
--------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                 4,240,281           3,514,486
Deferred tax liability                                                                       64,581              64,581
Notes payable-shareholders                                                                1,439,125           1,439,125
Long-term debt                                                                                    -               3,015
--------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                         5,743,987           5,021,207
--------------------------------------------------------------------------------------------------------------------------
Commitment and contingency (Note 4)
--------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
     Preferred stock, $.001 par value;  1,000,000
         shares authorized;  none issued                                                          -                   -
     Common stock, $.001 par value;  20,000,000 shares
         authorized;  2,282,201 shares issued                                                 2,283               2,283
     Paid-in capital                                                                      6,868,374           6,843,374
     Retained earnings                                                                       (4,589)          1,235,413
     Cumulative foreign currency translation adjustment                                     (42,713)           (97,079)
--------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                6,823,355           7,983,991
--------------------------------------------------------------------------------------------------------------------------
                                                                                   $     12,567,342    $     13,005,198
==========================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES


                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)


                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                             ----------------------------------------------------------------
                                                    1998           1997            1998            1997
-------------------------------------------------------------------------------------------------------------
NET SALES                                      $   5,213,425  $  5,000,358   $   15,975,563   $ 14,518,559
-------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
     Cost of sales                                 3,539,312     3,044,146        9,516,078      8,575,434
     Selling, general and administrative
         expenses                                  2,056,649     1,756,911        6,334,009      5,071,069
     Write off of uncollectible accounts
         receivable from Russian distributor
         and inventory                             2,081,474             -        2,081,474              -
-------------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                           7,677,435     4,801,057       17,931,561     13,646,503
-------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                     (2,464,010)      199,301       (1,955,998)       872,056

Other income (expense):
     Interest                                        (73,447)      (40,071)        (199,062)      (115,107)
     Other                                            (9,962)        7,423           33,886         10,687
-------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                 (2,547,419)      166,653       (2,121,174)       767,636

Provision for income taxes (benefit)                (914,011)       89,746         (881,172)       284,532
-------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                              $  (1,633,408) $     76,907   $   (1,240,002)  $    483,104

Net Income (Loss) Per Common Share             $       (0.72) $       0.04   $        (0.54)  $       0.25
Net Income (Loss) Per Common Share
     Assuming Dilution                                 (0.72)         0.04            (0.54)          0.23
=============================================================================================================

See accompanying notes to condensed consolidated financial statements.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                     (UNAUDITED)


                                                                                 CUMULATIVE
                                                                                    FOREIGN                          TOTAL
                                                                                   CURRENCY                         SHARE-
                                            COMMON      PAID-IN      RETAINED   TRANSLATION    COMPREHENSIVE      HOLDERS'
                                             STOCK      CAPITAL      EARNINGS    ADJUSTMENT           INCOME        EQUITY
-----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998                $  2,283  $ 6,843,374  $  1,235,413  $    (97,079)               -   $ 7,983,991

Compensation expense in connection with
   issuance of stock options                     -       25,000             -             -                -        25,000

Net loss                                         -            -    (1,240,002)            -    $  (1,240,002)   (1,240,002)

Other comprehensive income
   Foreign currency translation
   adjustment                                    -            -             -        54,366           54,366        54,366
                                                                                               --------------
                                                                                                  (1,185,636)
-----------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1998             $  2,283  $ 6,868,374  $     (4,589) $    (42,713)   $           -   $ 6,823,355
=============================================================================================================================


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30,                                                  1998                1997
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net (loss) income                                                     $  (1,240,002)       $    483,104
  Adjustments to reconcile net income (loss)  to net cash
    (used in) operating activities:
      Provision for losses on accounts receivable                                   -              (2,833)
      Depreciation and amortization                                           219,360              55,472
      Deferred income taxes                                                (1,034,410)            (32,000)
      Write off of uncollectable accounts receivable and inventory          2,081,474                   -
      Compensation expense in connection with issuance of stock options        25,000                   -
      (Increase) decrease, net of business segment acquired, in:
        Accounts receivable                                                  (388,277)           (881,793)
        Inventories                                                           256,390             217,967
        Prepaid expenses and other current assets                             141,054            (284,377)
        Income tax receivable                                                (429,000)                  -
        Other assets                                                          (60,927)            (33,624)
      Increase (decrease), net of business segment acquired, in:
        Accounts payable and accrued expenses                              (1,024,548)         (1,529,399)
        Income taxes payable                                                   41,828             211,369
-----------------------------------------------------------------------------------------------------------------------
Net cash (used in)  operating activities                                   (1,412,058)         (1,796,114)
-----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Reduction in investments                                                          -              59,832
  Acquisition of business segment                                                   -            (174,683)
  Additions to property and equipment                                        (112,000)            (98,761)
-----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                        (112,000)           (213,612)
-----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Return of capital                                                                 -            (305,818)
  Net proceeds (payments) on borrowings                                     1,714,907          (1,631,328)
  Dividend distributions                                                            -            (412,909)
  Payment on notes payable-shareholders                                             -            (300,000)
  Proceeds from sale of stock and warrants, net                                     -           4,637,085
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                   1,714,907           1,987,030
-----------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                               190,849             (22,696)
Effect of exchange rate changes in cash                                        54,366             (50,366)
CASH, AT BEGINNING OF YEAR                                                    424,036             628,135
-----------------------------------------------------------------------------------------------------------------------
CASH, AT END OF PERIOD                                                  $     669,251        $    555,073
=======================================================================================================================

SUPPLEMENTAL INFORMATION:
  Cash paid for:
    Interest                                                            $     211,597        $     55,718
    Taxes                                                               $     329,889        $    104,237
  Non-cash distribution to shareholders in the form of a
    convertible subordinated promissory note                            $           -        $  1,739,125
  Non-cash distribution credited to paid-in capital                     $           -             719,560
  Non-cash reclassification of cumulative undistributed earnings
    applicable to the Company's S corporation status                    $           -        $  1,133,920
  Deferred offering costs charged against paid-in capital
    in connection with initial public offering                          $           -        $    262,189
  Issuance of common stock for acquisition of business segment          $           -        $    700,000
=======================================================================================================================


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)


1.  BASIS OF               The accompanying unaudited condensed consolidated
    PRESENTATION           financial statements have been prepared in accordance
                           with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

                           Through February 13, 1997, AESP, with the consent of its stockholders, elected to be taxed as an S Corporation. Shareholders of an S Corporation are taxed on their proportionate share of the Company's taxable income. Accordingly, no provision for federal income tax is required for periods prior to February 13, 1997.

                           Had the Company not been taxed as an S Corporation, the Company would have been taxed approximately $11,000 additionally during the nine months ended September 30, 1997. This additional amount of taxation has an insignificant effect on the earnings per share calculations.

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

                           The results of operations for the separate companies and the combined amounts for the nine months ended September 30, 1997 presented in the consolidated financial statements follows:

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                           NINE MONTHS ENDED
                           SEPTEMBER 30,                       1997
                           ----------------------------------------

                           Net Sales
                               The Company              $11,146,954
                               Jotec/AESP                 3,371,605
                           ----------------------------------------

                           Combined                      14,518,559
                           ----------------------------------------

                           Net Income
                               The Company                  317,902
                               Jotec/AESP                   165,202
                           ----------------------------------------

                           Combined                     $   483,104
                           ========================================

                           Included in shareholder distributions for the nine months ended September 30, 1997 are distributions in the amount of $412,909 related to Jotec/AESP.

3.  EARNINGS PER SHARE     The following reconciles the components of the
                           earnings per share (EPS) computation:

FOR THE THREE MONTHS ENDED SEPTEMBER 30,                  1998                                    1997
---------------------------------------------------------------------------------------------------------------------------
                                              INCOME
                                              (LOSS)           SHARES    PER-SHARE       INCOME          SHARES   PER-SHARE
                                         (NUMERATOR)     (DENOMINATOR)      AMOUNT  (NUMERATOR)   (DENOMINATOR)      AMOUNT
---------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share
    Net income (loss) available to
         common shareholders             $(1,633,408)       2,282,201     $(0.72)     $ 76,907       2,092,500       $0.04

Effect of Dilutive Securities:
    Exercisable options to purchase
       shares of common stock                                                                           23,000
    8 1/2% convertible notes                                                            23,024         359,781
---------------------------------------------------------------------------------------------------------------------------

Net income (loss) available to common
    shareholders plus assumed
    conversions                          $(1,633,408)       2,282,201     $(0.72)     $ 99,931       2,475,281       $0.04
---------------------------------------------------------------------------------------------------------------------------

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                    1998                                     1997
-----------------------------------------------------------------------------------------------------------------------------

                                               INCOME          SHARES   PER-SHARE       INCOME          SHARES   PER-SHARE
                                          (NUMERATOR)   (DENOMINATOR)     AMOUNT   (NUMERATOR)   (DENOMINATOR)     AMOUNT
-----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share
    Net income (loss) available to
         common shareholders              $(1,240,002)      2,282,201    $ (0.54)   $ 483,103       1,925,907     $ 0.25

Effect of Dilutive Securities:
       Exercisable options to purchase
              shares of common stock                                                                   63,000
       8 1/2% convertible notes                                                        34,536         300,476
-----------------------------------------------------------------------------------------------------------------------------

Net income available to common
    shareholders plus assumed
    conversions                           $(1,240,002)      2,282,201    $ (0.54)   $ 517,639       2,289,383     $ 0.23
-----------------------------------------------------------------------------------------------------------------------------

                           The 8 1/2% convertible stockholder notes amounting to $1,439,125 are convertible at $4 per share and are considered dilutive.

                           Options to purchase 61,500 shares of common stock at $2.75 were granted on March 9, 1998. These options expire in 2008. As of September 30, 1998 options to purchase 20,500 shares of common stock were exercisable, and were not included in the computation of diluted EPS, since they have an anti-dilutive effect.

                           Options to purchase 70,200 shares of common stock at $3.50 were granted on November 7, 1997. These options expire in 2008. As of September 30, 1998 options to purchase 22,100 shares of common stock were exercisable but were not included in the computation of diluted EPS, since they have an anti-dilutive effect.

                           Options to purchase 200,000 shares of common stock at $6.00 per share were outstanding during 1997 and 1996, but were not included in the computation of diluted EPS as the options' exercise price was greater than the average market price of the common shares. The options, which expire in 2006, were outstanding at September 30, 1998.

                           Options to purchase 200,000 shares of common stock at $3.53 per share were granted on July 23, 1998. These options expire in

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                           2003. As of September 30, 1998 options to purchase 100,000 shares of common stock were exercisable but were not included in the computation of diluted EPS as the option's exercise price was greater than the average market price of the common shares.

                           Options to purchase 85,000 shares of common stock at $3.53 were granted on July 23, 1998. These options expire in 2003. As of September 30, 1998 options to purchase all 85,000 shares of common stock were exercisable, but were not included in the computation of diluted EPS as the option's exercise price was greater than the average market price of the common shares.

                           Options to purchase 380,500 shares, 36,000 shares, 23,000 shares, 40,000 shares and 75,000 shares of common stock at $6.00, $5.88, $4.00, $6.00, and $3.69 per share, respectively, were outstanding during 1997, but not included in the computation of diluted EPS as the options' exercise price was greater than the average market price of the common shares. The options with expirations from 2002 to 2007 were outstanding at September 30, 1998.

                           Subsequent to September 30, 1998, certain of the foregoing options were repriced, as follows:

                           NUMBER OF SHARES   OLD OPTION PRICE  NEW OPTION PRICE
                           -----------------------------------------------------
                                 60,700             $3.50          $1.625
                                 56,700              2.75           1.625
                                 85,000              3.53           1.625
                                 36,000              5.88           1.625
                                200,000              3.53           1.625
                                200,000              6.00           1.625

4.  COMPREHENSIVE INCOME   The Company adopted SFAS No. 130, REPORTING
                           COMPREHENSIVE INCOME, which INCOME requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders' equity. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income.

                           Total comprehensive income is as follows:

                           FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30,                    1998         1997
                           -----------------------------------------------------

                           Net (loss) income            $(1,240,002)   $483,104
                           Other comprehensive
                            income (loss),
                             net of tax                      54,366     (40,101)
                           -----------------------------------------------------
                           Comprehensive (loss)
                            income                      $(1,185,636)   $443,003
                           -----------------------------------------------------

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)


5.  WRITEDOWN OF           In the three months ending September 30, 1998, the
    ACCOUNTS               Company recorded a write-off of $2,081,474 related to
    RECEIVABLE AND         losses that it expects to incur as a result of the
    INVENTORY              financial and economic conditions in Russia and of
                           its Russian distributor and the impact which such conditions are expected to have on the Company's results of operations for the third quarter of 1998.

6.  NOTES PAYABLE          At September 30, 1998, the Company has a revolving
                           line of credit agreement with a bank that limited borrowings to a percentage of receivables and inventories and contained certain covenants relating to the Company's net worth and indebtedness, among others. This credit agreement was collateralized by substantially all the assets of the Company. At
                           September 30, 1998, the Company was in default of certain of the loan agreement financial covenants.
                           Additionally, the loan matured on October 26, 1998.
                           The Company is presently negotiating a renewal of this loan.

7.  SUBSEQUENT EVENTS      Subsequent to September 30, 1998, the Company
                           acquired all the outstanding common stock of its distributor located in the Ukraine. The purchase price of this acquisition was valued at approximately
                           $1,050,000, the amount equal to the outstanding amount due from the distributor to the Company. This acquisition will be accounted for under the purchase method, whereby the purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-QSB CONTAIN FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THE FOLLOWING: COMPETITION FROM OTHER MANUFACTURERS AND DISTRIBUTORS OF CONNECTIVITY AND NETWORKING PRODUCTS BOTH NATIONALLY AND INTERNATIONALLY; ECONOMIC CONDITIONS IN THE COMPANY'S MARKETS, THE BALANCE OF THE MIX BETWEEN ORIGINAL EQUIPMENT MANUFACTURER ("OEM") SALES (WHICH HAVE COMPARATIVELY LOWER GROSS PROFIT MARGINS WITH LOWER EXPENSES) AND RETAIL SALES (WHICH HAVE COMPARATIVELY HIGHER GROSS PROFIT MARGINS WITH HIGHER EXPENSES) FROM PERIOD TO PERIOD, AND THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING AND ASSEMBLY OF PRODUCTS AND THE ABSENCE OF SUPPLY AGREEMENTS. THESE AND ADDITIONAL FACTORS ARE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1997. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN INVOLVE AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING), ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENT. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

RESULTS OF OPERATIONS

         The Company sells connectivity products in the following categories: passive connectivity products; passive networking products; active networking products; and OEM connectivity products. Passive connectivity products are primarily computer and telecommunication cables, connectors, adapters, etc. Passive networking products are networking oriented cables, connectors and adapters, as well as raceways and wall plates, etc. Active networking products are hubs, transceivers and network adapters, etc. The Company's connectivity products are sold to retail customers in the United States, Sweden, Germany, Norway and, effective October 1998, the Ukraine. The Company's OEM products are primarily sold to U.S. OEM customers and consist primarily of custom cables and custom cable assemblies. The Company also has an exclusive distributor in Russia. The Company's customers include: computer and networking retailers; computer and networking value added retailers (VARs); networking and telecommunication installers; computer, networking, and telecommunication oriented catalog houses; and OEM manufacturers.

      Net sales for the nine months ended September 30, 1998 were $16.0 million, an increase of 10.0% compared to the net sales of $14.5 million for the nine months ended September 30, 1997. This increase is due primarily to increases in sales in Europe made through the Company's subsidiaries in Norway, Sweden and Germany as well as sales made to the Company's exclusive distributors in Russia and the Ukraine (the Company acquired its Ukranian distributor in October 1998).

      Net sales for the three months ended September 30, 1998 were $5.2 million, an increase of 4.3% compared to net sales of $5.0 million for the three months ended September 30,1997. This increase is due primarily to increases in net sales in Norway, Sweden and Germany, reduced in part by a reduction in sales to the Company's Russian distributor. Sales to the Company's Russian distributor were 12.3% of sales in the first nine months of 1998 and 11.2% of sales for the first nine months in 1997.

      During the three and nine months ended September 30, 1998, sales of active networking and OEM products increased to 18.6% and 19.1% respectively, of net sales, compared to 12.5% and 10.6%, respectively, of net sales during the same period in 1997. During the three months ended September 30, 1998, the Company's worldwide sales of active networking and OEM products increased to 19.1% of net sales, compared to 10.6% of net sales during the same period in 1997.

      Due to a severe economic downturn in Russia which became evident during the third quarter of 1998, the Company ceased shipping products to its exclusive distributor in Russia during the third quarter of 1998 and has written down both the accounts receivable due to the Company from its Russian distributor as well as the value of certain inventory which the Company was holding to sell to its Russian distributor. This one-time charge of $2.1 million severely impacted operating results for the three and nine month periods ended September 30, 1998.


      The Company is taking steps to both increase sales to make up for the loss of sales relating to its Russian distributor and to reduce its costs where appropriate. Additionally, the Company intends to continue to work closely with its Russian distributor and if and when the Russian economy recovers, it hopes to be able to again do business with its Russian distributor and to recover some of the one-time charge.

      Cost of sales for the nine months ended September 30, 1998 was $9.5 million, an increase of 11.0% compared to cost of sales of $8.6 million for the nine months ended September 30, 1997. Cost of sales for the three months ended September 30, 1998 was $3.5 million, an increase of 16.3% compared to cost of sales of $3.0 million during the three months ended September 30,1997.

      Gross profit margin for the nine months ended September 30, 1998 was 40.4%, a decrease of 0.5% compared to gross profit margin of 40.9% during the nine months ended September 30, 1997. Gross profit margin for the three months ended September 30, 1998 was 32.1%, a decrease of 7.0% compared to the gross profit margin of 39.1% during the three months ended September 30,1997. The gross profit margin decreases are due primarily to the product mix shift from relatively high margin passive connectivity and networking products to the relatively lower margin active networking and OEM products, and to the loss of sales to the Company's Russian distributor, which sales historically had added positively to gross profit margin.

      Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 1998 were $6.3 million, which is an increase of 24.9% compared to SG&A expenses of $5.1 million for the nine months ended September 30, 1997. SG&A expenses for the three months ended September 30, 1998 were $2.1 million, an increase of 17.1% compared to SG&A expenses of $1.8 million during the three months ended September 30,1997. Increases in SG&A reflect increases in costs relating to marketing, travel and advertising expenses necessary to launch the Focus Networking product line; increases in salaries; increases in depreciation and amortization, and increases in legal, accounting and consulting fees.

      Due to the factors set forth above, losses from operations for the nine month and three month periods ended September 30, 1998 were $2.0 million and $2.5 million, respectively. Income from operations, exclusive of the one-time charge taken by the Company, would have been approximately $125,000 and a loss of approximately $383,000 for the nine and three month periods ended September 30, 1998, compared to operating income of $872,000 and $199,000, respectively, for the 1997 nine and three month periods.

      Interest expense for the 1998 nine and three month periods was $199,000 and $73,000 respectively, which were increases of approximately 72.9% and 83.3% when compared to interest expense during the same periods in 1997. The increase in interest expense is primarily due to increases in net borrowings by the Company from period to period.

      The Company incurred a net loss for the three and nine months ended September 30, 1998 of $1.63 million ($.72 per basic and diluted share) and $1.24 million ($.54 per basic and diluted share), compared to net income of $77,000 ($.04 per basic and diluted share) and $483,000 ($.25 per basic share and $.23 per diluted share) for the comparable 1997 periods. The net loss for the 1998 periods was caused by the factors described above, offset, in part, by income tax benefits of $900,000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      During the first quarter of 1997, the Company completed a public offering, in which the Company raised net proceeds of approximately $4.9 million ($4.4 million net of certain capitalized expenses in connection with the offering).

      At September 30, 1998, the Company's working capital was approximately $6.3 million and its current ratio was 2.49:1 compared to working capital of approximately $8.1 million and a current ratio of 3.30:1 as of December 31, 1997. At September 30, 1998, the Company's net book value per basic share was $2.99 per basic share, compared to $3.50 as of December 31, 1997.

      As of September 30, 1998, cash balances had increased approximately $245,000, or 57.8% when compared to cash balances on December 31, 1997. Trade accounts receivable decreased approximately $1.0 million, or 20.1%, when compared to trade accounts receivable balances on December 31, 1997, due primarily to the one-time write-off of approximately $1.4 million in trade accounts receivable due from the Company's exclusive distributor in Russia. At September 30, 1998, inventories had decreased approximately $0.9 million, or 16.2% compared to inventory balances on December 31, 1997, due primarily to the write-off of approximately $0.7 million of inventories held by the Company to support sales to the Company's exclusive distributor in Russia.

      Net property and equipment decreased approximately $27,000, or 6.3% when compared to net property and equipment balances on December 31, 1997. The Company is in the process of installing a new management and accounting computer system which it anticipates completing by the end of the fourth quarter of 1998. Costs associated with the new system approximate $150,000.

      On September 30, 1997 the Company acquired the assets of the networking product line of Focus Enhancements, Inc. and accounted for the transaction as a purchase of assets. Due to this accounting treatment the Company recorded an intangible asset which balance as of September 30, 1998 was, net of amortization, approximately $681,000.

      The Company had a $4.5 million revolving line of credit with a financial institution (the "Credit Facility"), which line of credit matured on October 26, 1998. Borrowings under the Credit Facility bear interest at the rate of prime, plus 0.25% per annum. Available borrowings under the Credit Facility are based upon specific percentages of the Company's U.S.-based accounts receivable and inventories. The Credit Facility is secured by a lien on the Company's world-wide accounts receivable, inventory and all other assets of the Company. The Company is currently in default under two of the financial covenants contained in its Credit Facility. The Company is currently negotiating with its lender for an extension of its credit facility and for a waiver of the covenant defaults. While there can be no assurance, the Company expects to receive an extension of its Credit Facility and a waiver of the covenant defaults. If the Company's lender were to insist upon repayment of its facility at this time, it would have a material adverse impact on the Company's financial condition and business.

      The Company is currently negotiating both with its lender and with other potential lenders to obtain a new line of credit which will allow the Company to borrow additional funds. There can be no assurance that the Company will be successful in obtaining additional funding. The Company's inability to obtain increased financing would likely inhibit the Company's ability to further develop its business.

      In that regard, the Company may need to raise additional capital in the future to fund its operations and continued growth. The effect of any sales of equity securities (or debt securities convertible into equity securities) by the Company may be dilutive to the Company's existing shareholders. The Company believes that its current cash available will allow the Company to meet its requirements through the end of 1998.

      At September 30, 1998, the Company had borrowed approximately $1.9 million on its Credit Facility, on average. Accounts payable and accrued expenses decreased approximately $1.0 million, or 33.7% when compared to accounts payable and accrued expenses balances on December 31, 1997.

      For the nine months ended September 30, 1998, approximately $1.4 million of cash was used in operations. Operating cash, along with borrowings under the Credit Facility, were used primarily to fund net losses and to reduce trade accounts payable.

      The Company's management does not believe that inflation has had a significant effect on the Company's operations during the last several years.

YEAR 2000 ISSUES

      The Company has substantially completed its assessment of the impact of year 2000-related problems on the Company, including its information technology systems (such as its computer systems) and its non-information technology systems (such as its equipment and manufacturing process). With respect to the Company's information technology systems, the Company believes that its computer systems are presently year 2000 compliant. The Company is currently updating its computer system, at a cost of approximately $150,000, in order to have the computer systems required for the future growth of its business. The Company anticipates that the new updated computer system will also be year 2000 compliant. Beyond the measures described above, the Company does not anticipate requiring any material remediation programs with respect to its non-information technology systems. The Company is also currently assessing whether Year 2000 related problems of its customers and suppliers will adversely impact the Company, although the Company has not yet reached any conclusions on these issues.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

      None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

      The Company is currently in default of certain financial covenants under its Credit Facility. See Note 6 of Notes to Condensed Consolidated Financial Statements (Unaudited) and "Management's Discussion and Analysis or Plan of Operation-Financial Condition, Liquidity and Capital Resources."

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      None.

ITEM 5.    OTHER INFORMATION

      In October 1998, the Company acquired its exclusive distributor in the Ukraine for approximately $1,050,000, which is an amount equal to the outstanding receivables due to the Company from its distributor. This acquisition is not expected to significantly increase revenues, but should provide the Company with control over the distribution of its products in the Ukrainian market.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

                  27.1              Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 1998. On October 19, 1998, the Company filed a Report on Form 8-K reporting that the Company would take a one-time charge relating to the condition of the Russian economy and the effect it is having on the Company's Russian distributor.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ADVANCED ELECTRONIC SUPPORT
                                 PRODUCTS, INC.

Date: November 16, 1998          By: /S/ RANDALL N. PAULFUS
                                    ----------------------------------------
                                 Randall N. Paulfus, Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------
  27.1      Financial Data Schedule