Form 10KSB
period 1998-12-31
ADVANCED ELECTRONIC SUPPORT PRODUCTS INC
filed 1999-04-15
CIK 1026744

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________________________ to ___________________

Commission file number                   001-12739

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                 (Name of small business issuer in its charter)

                               FLORIDA                         59-2327381
(State or other jurisdiction of incorporation or     (I.R.S. Employer Identification No.)
   organization)

1810 N.E. 144TH STREET, NORTH MIAMI, FLORIDA                           33181
(Address of principal executive offices)                            (Zip Code)



Securities registered under Section 12(b) of the Exchange Act:

                                                        Name of each exchange
        Title of each class                              on which registered

               NONE


         Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                    REDEEMABLE COMMON STOCK PURCHASE WARRANTS
                                (Title of class)

Check whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenue for the fiscal year ended December 31, 1998 were $21,968,955.

The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the closing bid price of the Company's common stock, $.001 par value per share (the "Common Stock") as of April 12, 1999 of $1 5/8 per share, was approximately $2,388,000. There is no non-voting stock.

The number of shares of the Company's Common Stock which were outstanding as of March 31, 1999 was 3,167,921.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders, scheduled to be held in May 1999, are incorporated by reference into Part III hereof. Certain exhibits listed in Part III of this Annual Report on Form 10-KSB are incorporated by reference from prior filings made by the Company under the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act").

Transitional Small Business Disclosure Format  (Check one):

                            Yes       No  X


                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                     PART I
                                                                                                               PAGE
                                                                                                               ----
Item 1.  Description of Business..................................................................................1

Item 2.  Description of Property.................................................................................10

Item 3.  Legal Proceedings.......................................................................................10

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................10

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters................................................11

Item 6.  Management's Discussion and Analysis or Plan of Operation...............................................12

Item 7.  Financial Statements and Supplementary Data.............................................................17

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................................................17

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Central Persons;
         Compliance with Section 16(a) of the Exchange Act.......................................................18

Item 10. Executive Compensation..................................................................................18

Item 11. Security Ownership of Certain Beneficial Owners and Management..........................................18

Item 12. Certain Relationships and Related Transactions..........................................................18

Item 13. Exhibits and Reports on Form 8-K........................................................................18

FINANCIAL STATEMENTS
                           Report of Independent Certified Public Accountants...................................F-2
                           Consolidated Balance Sheet at December 31, 1998......................................F-3
                           Consolidated Statements of Operations for the Years Ended
                                    December 31, 1998 and 1997..................................................F-4
                           Consolidated Statements of Shareholders' Equity for the Years Ended
                                    December 31, 1998 and 1997..................................................F-5
                           Consolidated Statements of Cash Flows for the Years Ended
                                    December 31, 1998 and 1997..................................................F-6
                           Summary of Significant Accounting Policies...........................................F-7
                           Notes to Consolidated Financial Statements..........................................F-12

                                     PART I

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-KSB CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THE FOLLOWING:
COMPETITION FROM OTHER MANUFACTURERS AND DISTRIBUTORS OF CONNECTIVITY AND NETWORKING PRODUCTS BOTH NATIONALLY AND INTERNATIONALLY; THE BALANCE OF THE MIX BETWEEN ORIGINAL EQUIPMENT MANUFACTURER SALES (WHICH HAVE COMPARATIVELY LOWER GROSS PROFIT MARGINS WITH LOWER EXPENSES) AND RETAIL SALES (WHICH HAVE COMPARATIVELY HIGHER GROSS PROFIT MARGINS WITH HIGHER EXPENSES) FROM PERIOD TO PERIOD; AND THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING AND ASSEMBLY OF PRODUCTS AND THE ABSENCE OF SUPPLY AGREEMENTS. THESE AND ADDITIONAL FACTORS ARE DISCUSSED HEREIN. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN INVOLVE AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING), ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENT. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.


ITEM 1. DESCRIPTION OF BUSINESS

(A) OVERVIEW

         The Company designs, manufactures, markets and distributes networking and computer connectivity products in the United States and internationally. The Company offers its customers a broad range of networking products, including network interface cards, hubs, transceivers, routers and repeaters, and computer connectivity products, including cables, connectors, installation products, data sharing devices, fiber optic cables and multimedia input and output devices. The Company sells its products to a broad range of customers, including original equipment manufacturers ("OEM") and retail customers (such as computer superstores and dealers, mail order customers and other distributors) in North America, Latin America, and Eastern and Western Europe.

         The Company works with several manufacturers that manufacture and assemble the Company's products using designs and manufacturing specifications (including quality control) provided by the Company. For these designs and manufacturing specifications, the Company uses its own designs, as well as standard industry designs. The Company's manufacturers are located primarily in the Far East, allowing the Company to maintain competitive pricing for its products due to comparatively lower labor-related costs of production in the Far East. The Company also assembles a very small percentage of its products at the Company's North Miami facility and expects to produce connectivity products in the future at its newly acquired CCCI manufacturing operation.

         In February 1997, the Company completed its initial public offering ("IPO"). The Company used the net proceeds of the IPO to repay indebtedness, for product development and design, to increase its inventory to support customer requirements, to increase its sales force, to implement the "ISO 9000" standard, for advertising and marketing, for acquisitions and for working capital. Since the IPO, the Company has completed four acquisitions.

         In September, 1997, the Company acquired the assets of the networking division of Focus Enhancements, Inc. ("Focus"). The Company now sells its networking products under the "Focus Networking" tradename to retail customers, primarily in the United States and Europe. The Company also has a supply agreement with Focus pursuant to which Focus purchases certain OEM connectivity components from the Company. In November, 1997, the Company acquired Dataholding AS (now called Jotec/AESP AS), a distributor of connectivity and computer products headquartered in Oslo, Norway. During the fourth quarter of 1998, the Company acquired AESP Ukraine, an independent but affiliated distributor of the Company's products located in the Ukraine. In March 1999, the Company completed the acquisition of the assets of Communications Components Company, Inc. ("CCCI"), which manufactures a line of network connectivity products and systems.

(B) BUSINESS OF ISSUER

         NETWORKING AND COMPUTER CONNECTIVITY INDUSTRY-OVERVIEW

         Information is proliferating worldwide, and demand for that information, by businesses, governments, universities and individuals, is likewise exploding, driven primarily by the exponential increase in use of the Internet for communications, information gathering and electronic commerce. Furthermore, as business becomes more complex and geographically diverse, the demand for information on which to base decision making, delivered to the "transaction point", wherever in the world that point might be, has fueled the proliferation of networks and computer connectivity systems.

         These trends have created an ever-increasing demand for bandwidth, to accommodate both the Internet and network traffic. However, the growth and technological advancement of the hardware backbone for networking and computer connectivity has simply not kept pace with that demand. The worldwide struggle to bring networking and computer connectivity hardware up to the level of demand represents a business opportunity for the Company, and the Company's strategic objective is to become a leading distributor in the networking and computer connectivity equipment industry.

         The networking and computer connectivity market consists of two wholesale categories: manufacturers of computers and peripherals and distributors, and three retail categories, including retail stores, catalog companies and, most recently, web-based selling organizations. The Company's strategy is to market to all five of these potential customer groups.

         Manufacturers and distributors of networking and computer connectivity products range in size from channel dominant companies with annual sales of over $250 million to independent or specialized distributors with annual sales of $1-3 million. Small distributors predominate the channel, reflecting both the specialized nature of technology and the variety of OEM and end-user customers for connectivity hardware.

         The networking and computer connectivity industry is characterized by extremely rapid technological change. To maintain and enhance its competitive position, the Company must adapt to technological change, constantly upgrade and expand its product line, and eliminate obsolete products within that line. Thus, purchasing and inventory management are important determinants of the Company's operating success.

         The networking and computer connectivity industry is also characterized by inevitable price erosion across the life cycle of products and technologies. To maintain its profitability in the face of constantly shrinking gross margins, the Company's strategy is to seek out low cost producers without sacrificing quality and to seek to develop and maintain efficient internal operations allowing the Company to control its internal costs and expenses.

         While the market for networking and computer connectivity hardware is one of the fastest growing segments of the technology industry, the technology industry has historically experienced cyclical downturns. Any such downturns, unexpected changes in technology or shifts in the distribution channel for networking and computer connectivity equipment could have a materially adverse effect on the Company.

         PRODUCTS AND SERVICES

         The Company's product line consists of four categories: networking, connectivity, audio/video and accessories.

         Networking products are products which connect a computer to another computer, a network server, the Internet, the public switched telephone network or another enterprise. Networking products are divided into two sub-categories: active and passive. Active networking products include interface cards, transceivers, hubs, routers and repeaters. Passive networking products include patch panels, patch cables and wallplates.

         Connectivity products are products which connect a computer to peripheral equipment, such as printers, external storage devices, scanners, facsimiles or communications devices. Connectivity products include cables, plugs and interface devices. Within the computer industry, the trend in connectivity equipment is toward the development of so-called universal interfaces, using USB, Finewire and SCSI standards. These universal interfaces allow many different devices, such as monitors, keyboards, printers and modems, to be connected using one universal interface per connection. Universal interfaces have the potential to replace a number of connectivity products currently marketed by the Company. However, while there can be no assurance, the Company believes that future sales of universal interfaces have the potential to be equal to or greater than sales of the connectivity devices replaced by such interfaces.

         Audio/video products are products that provide audio and video input and output to computers, networks, homes and offices. These products include connectivity devices for multimedia applications. Accessories are component products used in conjunction with networking, connectivity and audio/video products, and include such products as tools, testers, power backups and surge suppressors.

         The Company has also recently added several new product lines, via the addition of the Plugged-In(TM) line of ultra high quality computer cables and the acquisition in 1999 of the CCCI "Signamax"(TM) product line of passive networking products.

         The Company is constantly expanding and changing its product line within the aforementioned categories to expand the total number of products it can offer customers, to attract new customers, to penetrate new geographic and vertical markets and to increase gross sales. For example, in countries outside the United States, electrical power is of different voltages and frequencies, and power connections are of different configurations. By expanding its product line to include products for different voltages, frequencies and connection configurations, and warehousing these products near potential customers, the Company has successfully expanded its sales activities into a number of Western and Eastern European countries.

         In order to provide assistance to its customers and to be competitive with other companies in its industry, the Company offers certain of its customers several services. These services include: stock rotation (where the customer can return unsold products of a type which the Company currently sells for credit towards purchases of new products); price protection (where the customer is entitled to receive a lower price if the Company publishes a lower price to a similarly situated customer for the same product on its next semiannual pricing list); enhanced packaging; custom packaging; technical and design support (where the customer receives advice from the Company on which product or design specification is appropriate for a particular situation); assembly support (where customers rely on the Company to assemble the component parts the customer traditionally had done itself); training (where the customer receives training from the Company on the different capabilities and applications of the Company's products); extended warranties; merchandising/display programs and quality control.

         MANUFACTURING AND SUPPLIERS

         All of the products purchased by the Company from its suppliers have been manufactured to the Company's specifications. Those specifications are derived either from specifications provided to the Company by its OEM customers or from industry standard specifications. Products sold by the Company to its OEM customers are typically manufactured to the customer's unique specifications. Products sold by the Company to its retail customers are typically manufactured to industry standard specifications. The Company contracts with manufacturers using two methodologies.

         Under the first methodology, typically used for the manufacture of custom designed products, the Company contracts with a primary manufacturer (a/k/a an "assembler") and then directs that manufacturer to various component manufacturers with whom the Company also has contracted. The component manufacturers then supply components to the assembler, who is responsible for final manufacturing of the finished product. The value of this methodology to the manufacturing of custom designed products is that the Company can enforce its specifications at every step of the component manufacturing and final assembly process. Under the second methodology, typically used for the manufacture of industry standard specification products, the Company contracts only with the primary manufacturer, which makes its own arrangements with component suppliers. The Company enforces its specifications on the primary manufacturer, which is responsible for the enforcement of the Company's specifications on the component suppliers with whom it has contracted.

         Due to the high volume and labor intensive nature of manufacturing computer connectivity products, most of the products sold by the Company are manufactured outside the United States in such countries as Taiwan, the Peoples' Republic of China and Hong Kong. The Company also assembles a small percentage of its products at the Company's North Miami, Florida facility. Additionally, as a result of its recent acquisition of CCCI, the Company now manufactures connectivity products at its Broomall, Pennsylvania manufacturing facility.

         For the production of each specific type of retail product, the Company usually maintains an on-going relationship with several suppliers to insure against the possibility of problems with one supplier adversely impacting the Company's business. For the production of OEM products, the Company usually uses a single supplier for each product, with other factories providing competitive price quotes and being available to supply the same product if a primary supplier fails to produce for reasons outside the Company's control. However, while the Company believes that it could easily replace a sole source of supply if required, there can be no assurance of this fact. In an effort to produce defect-free products and maintain good working relationships with its suppliers, the Company keeps in contact with its suppliers, regularly inspecting the manufacturing facilities of the suppliers and implementing quality assurance programs in the supplier's factories.

         Over the last five years, the Company has progressively expanded its supplier base. Presently, the Company works with approximately 40 suppliers. The Company has one supplier (located in China), which supplied approximately 10 percent of the Company's purchases during 1998 and 1997. No other source of supply accounted for more than 10 percent of the Company's purchases during 1998 or 1997, and other than purchase orders, the Company does not enter into supply or requirements contracts with its suppliers. The Company believes that purchase orders, as opposed to supply or requirement agreements, provide the Company with more flexibility in responding quickly to customer demand. Nevertheless, the loss of one or more suppliers could have an adverse impact on the Company.

         QUALITY CONTROL

         The Company's goal is to provide its customers with defect-free products. Working with its primary manufacturers and often with the manufacturers of the component parts, the Company has instituted quality control measures at five stages throughout the manufacturing process. At the first stage, the Company works with its primary manufacturers to institute a general quality control check upon the entry of the various component parts into the primary manufacturers' factory (a.k.a. the incoming inspection). At the second stage, the primary manufacturer checks to ensure that the contacts which are being fitted with connectors function properly. The third and fourth stages of quality control occur after each molding process, with the final product being subject to quality control upon shipment to the Company. The fifth and final stage of quality control occurs at one of the Company's distribution warehouses (North Miami, Pleasanton, Germany, Sweden and Norway). At this final stage of quality control, the Company tests a certain percentage of each shipment of the products it receives to ensure the products meet the Company's quality standards.

         In 1998, the Company was certified as being in compliance with the"ISO 9000" standard. The ISO 9000 standard is an international manufacturing standard which is becoming more prevalent across numerous industries. Almost all of the Company's current suppliers are either ISO 9000 compliant or in the process of implementing ISO 9000 procedures.

         CUSTOMER BASE

         The Company's customer base is divided into two categories: OEM and retail. OEM customers are generally manufacturers of computer-related audio-video equipment which use the Company's products as part of their finished products. Retail customers are local and regional resellers, value-added resellers and distributors, educational institutions and catalog houses. Catalog houses constitute a large share of the Company's U.S. retail sales. The retail mass merchandising market also represent a significant growth area for the Company. The Company does not sell its products directly to end-users.

         Substantially all of the Company's revenues are derived from the sale of its products through third parties. Domestically, the Company's products are sold to end users primarily through OEM customers, wholesale distributors, value added resellers ("VARs"), mail order companies, computer superstores and dealers. In Europe, the Company's products are sold through wholesale distributors and mail order companies, dealers and VARs. Accordingly, the Company is dependent on the continued viability and financial stability of its resellers. The Company's resellers often offer products of several different companies, including, in many cases, products that are competitive with the Company's products. There can be no assurance that the Company's resellers will continue to purchase the Company's products or provide them with adequate levels of support. The loss of, or a significant reduction in sales volume to, a significant number of the Company's resellers could have a material adverse effect on its results of operations.

         Sales to the Company's exclusive distributor in Russia, AESP-Russia, amounted to 15.1% of the Company's net sales for 1997 and 9.2% of the Company's net sales for 1998. However, in August, 1998, due to deteriorating economic conditions in Russia, AESP Russia experienced a cessation of business volume. As a consequence, the Company elected, during its third fiscal quarter of 1998, to take a one-time charge of approximately $2.1 million, representing the write-off of inventory and accounts receivable relating to AESP-Russia. See Item 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." The Company is currently selling products to its Russian distributor on a paid-in-advance basis.

         The Company's top 10 customers (including AESP-Russia) accounted for approximately 40% of the Company's net sales for the year ended December 31, 1997 and for approximately 31% of the Company's net sales for the year ended December 31, 1998. No one customer accounted for more than 10% of net sales in 1998.

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

         MARKETING AND SALES

         The Company's marketing and sales efforts are directed by its Sales and Marketing Department. The Marketing Department is responsible for, among other things, publishing the Company's catalogs for each product line as well as the general Company catalog, assisting the sales group (described below) in preparing for sales shows, advertising the Company's products in industry publications, working with mail-order catalogs to prepare advertising space in such catalogs, and providing designs for packaging the Company's products. The Sales Department is responsible for, among other things, contacting potential customers with information and prices for the Company's products, following leads from trade shows, providing customer support and visiting customers on a regular basis. The Marketing Department is responsible for worldwide marketing while the Sales Department is divided in responsibility by geographic location.

         OEM sales are handled by salespersons located in the Company's headquarters in North Miami, Florida. All OEM customers receive their shipments from the Company's North Miami warehouse. Retail sales are generally handled from the Company's headquarters in North Miami, Florida and from the German, Swedish, Ukrainian and Norwegian offices and warehouses.

         COMPETITION.

         The Company competes with many companies that manufacture, distribute and sell computer connectivity and networking products. While these companies are largely fragmented throughout different sectors of the computer connectivity industry, a number of these companies have greater assets and possess greater financial and personnel resources than those of the Company. Some of these competitors also carry product lines which the Company does not carry and provide services which the Company does not provide. There can be no assurance that competitive pressure from these companies will not materially adversely affect the Company's business and financial condition in the future. In the event that more competitors begin to carry products which the Company carries and price competition with respect to the Company's products significantly increases, competitive pressures could force the Company to reduce the prices of its products, which would result in reduced profit margins and prolonged price competition and would have a material adverse effect on the Company's operating results and financial condition. A variety of other potential actions by the Company's competitors, including increased promotion and accelerated introduction of new or enhanced products, could also have a material adverse effect on the Company's results of operations. There can be no assurance that the Company will be able to compete successfully in the future.

         GROWTH STRATEGY

         The Company's strategic objective is to become a leader in the computer and network connectivity equipment market, and to make the name "AESP" synonymous with state-of-the-art hardware in this segment.

         RETAIL & OEM CUSTOMER BASE

         The Company intends to increase its revenues and income in the retail and OEM markets by continuing to broaden its customer base in existing markets and by expanding into new markets. In order to increase national and international customer base, the Company intends to continue to market to large catalog companies, to increase both its product line and inventory and to expand its sales reach in the US, Eastern and Western Europe and in the future into Latin America. To expand its OEM customer base, the company intends to expand its business with computer product and networking hardware manufacturers, and to solicit manufacturers in other fast-growing vertical markets, such as networking, telecommunications, medical instrumentation and cable TV.

         STRATEGIC ACQUISITIONS

         The other element of the Company's growth strategy is to acquire other companies, assets and/or product lines that will compliment or expand the Company's business. The Company is seeking companies which market to the networking, telecommunications, cable audio/video and computer industries. The Company believes that acquisitions, mergers, asset purchases or other strategic alliances in these categories should enable it to achieve operating leverage on its existing resource base.

         The Company's ability to expand by acquisition has been, and will continue to be limited by the availability of suitable acquisition candidates, in both the United States and internationally, and by the Company's financial condition and the price of its Common Stock. The Company's ability to complete acquisitions may also be limited by certain restrictive covenants contained in the Company's credit agreement. See Item 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES." In addition, acquisitions involve risks that could adversely affect the Company's operating results, including but not limited to the assimilation of personnel, inventory, product lines, customers and liabilities of the acquiree company; the effect of amortization of intangible assets, such as goodwill, on the earnings of the Company and the retention of key executives of the acquiree company. There can be no assurance that the Company will be successful in consummating acquisitions on acceptable terms.

         Other than as required by the Company's Articles of Incorporation, By-Laws, and applicable law, shareholders of the Company are not entitled to vote on acquisitions, mergers or other business combinations.

         CORPORATE ORGANIZATION

         The Company's operations are divided into five departments: (1) the Sales and Marketing Department, (2) the International Sales Department (including sales offices in Sweden, Germany and Norway), (3) the Purchasing Department, (4) the Operations Department (including the MIS, shipping, warehouse and quality control and production groups), and (5) the Finance/Accounting Department. The Sales and Marketing Department covers sales in Latin America, the United States and Canada. Account Managers and Customer Service Representatives service this department from the Company's North Miami, Florida headquarters. The International Sales Department covers sales in Eastern and Western Europe, with offices in Sweden, Germany, the Ukraine and Norway, and an exclusive distributor in Russia.

         EMPLOYEES

         As of December 31, 1998, the Company had 112 employees worldwide, as follows: 71 employees in Miami, 11 of whom were in administration and Finance/Accounting, 4 of whom were in purchasing, 20 of whom were in sales, marketing and customer service and 36 of whom were in operations; 7 employees in Sweden; 10 employees in Germany, 14 employees in Norway and 10 employees in the Ukraine. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

ITEM 2. DESCRIPTION OF PROPERTY

         The table set forth below identifies the principal properties currently being utilized by the Company. All properties are leased, are in good condition and are maintained on a regular basis [and are adequate for the Company's present requirements]. RSB Holdings, Inc., a related party, owns the corporate headquarters, product assembly and central warehouse, and leases such properties to the Company. Under the terms of the Company's credit agreement, RSB Holdings has executed landlord waivers, permitting the lender the priority right to enter the Company's premises and seize collateral in the event of a default under the credit agreement (see "Liquidity and Capital Resources" below). See Note 10 to Notes to Consolidated Financial Statements for information regarding the financial terms of the Company's leases.

                                                                                                    APPROXIMATE
                                                                                                      SQUARE
FACILITY DESCRIPTION                                            LOCATION                              FOOTAGE
--------------------                                            --------                            -----------
Corporate Headquarters, Product Assembly and                    North Miami, FL                       10,000
Central Warehouse

Warehouse                                                       North Miami, FL                       20,000

Sales Office and Warehouse                                      Tierp, Sweden                          5,000

Sales Office and Warehouse                                      Oslo, Norway                          14,000

Sales Office and Warehouse                                      Sulzemoos, Germany                     5,000

Bonded Warehouse                                                Vinnitsa, Ukraine                     10,000

Sales Office                                                    Vinnitsa, Ukraine                     18,500

Sales Office and Manufacturing                                  Broomall, Pennsylvania                 5,085

ITEM 3. LEGAL PROCEEDINGS

         As of April 13, 1999, the Company was not a party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock and redeemable stock purchase warrants are traded on the NASDAQ Small Cap Market under the symbols "AESP" and "AESPW," respectively. The high and low bid prices of the common stock and the warrants for each quarter during the Company's two most recent fiscal years, as reported by NASDAQ, are set forth below:

                                             COMMON STOCK                 WARRANTS
                                           HIGH         LOW           HIGH         LOW
1997
----
First Quarter                           7 7/8        6 1/8               2 3/4       1 1/2
Second Quarter                          9            4 1/4               2 3/4      1 3/16
Third Quarter                           5 3/4        2 15/16           1 23/32         3/4
Fourth Quarter                          5            3 1/8               1 1/4         1/2

1998
----

First Quarter                           3 3/4        2 1/2                 7/8        9/32
Second Quarter                          4 11/16      3 1/16              1 1/4       11/32
Third Quarter                           4 5/32       1 3/4                 5/8         1/8
Fourth Quarter                          2 7/16       1 7/32               7/32        1/16

         At March 22, 1999, the number of holders of record of the Company's Common Stock was approximately 20. However, the Company's transfer agent estimates that there are approximately 610 beneficial holders of the Company's common stock.

         Effective December 31, 1998, the Company's principal shareholders converted $1,439,125 of convertible notes due to them from the Company into 799,514 shares of Common Stock. The conversion price was $1.80 per share. The conversion price was determined by the Board, after negotiation with the principal shareholders, and represented a 31% premium over the price of the Company's common stock on the conversion date. The conversion, which amended the terms of such instruments to lower the conversion price, was effected in order to save the Company interest on the convertible debt and to increase the net worth of the Company. The Company incurred a one-time charge of approximately $852,000 representing the value of the additional shares of the Company's common stock issued in conjunction with conversion of this debt. See Item 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-RESULTS OF OPERATIONS."

         The Company does not intend to pay any cash dividends on its Common Stock for the foreseeable future. The Company intends to reinvest its earnings, if any, in the growth and expansion of its business. Additionally, the Company's future ability to declare or pay dividends on its Common Stock will be restricted by the covenants contained in its credit agreement and by the terms of the Underwriting Agreement which it entered into in connection with its IPO.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OR
ITEM 6. PLAN OF OPERATION


OVERVIEW

         Since its incorporation in 1983, the Company has designed, manufactured, marketed and distributed computer connectivity and networking products nationally and internationally. On February 19, 1997, the Company completed its IPO. Subsequent to the completion of the IPO, the Company has completed several acquisitions.

         Effective September 30, 1997, the Company acquired the assets of the networking division of Focus. The Company issued an aggregate of 189,701 shares of its authorized but unissued Common Stock to Focus (valued at $700,000) in connection with this acquisition. The Company also paid Focus $159,371 to acquire Focus' inventory of networking products. This acquisition was accounted for under the purchase method of accounting.

         On November 12, 1997, the Company acquired all of the outstanding shares of Dataholding AS, a Norwegian company ("Dataholding," now called Jotec/AESP AS), from the shareholders of Dataholding. Dataholding, based in Oslo, Norway, is a distributor of connectivity and computer products primarily in Norway. In connection with this acquisition, which was accounted for under the pooling of interests business combination method of accounting, the Company issued 360,000 shares of its authorized but unissued Common Stock in exchange for all of the issued and outstanding capital stock of Dataholding.

         In October 1998 the Company acquired its Ukrainian distributor, AESP-Ukraine, for forgiveness of a $490,000 receivable due to the Company. This acquisition has been accounted for under the purchase method of accounting and results of operations of the Ukrainian operation have been included from the effective date of the acquisition. See Note 2 to Notes to Consolidated Financial Statements.

         In March 1999, the Company acquired the assets of CCCI for $800,000, payable $250,000 in cash at closing, $150,000 payable through the issue of 86,206 shares of the Company's common stock, and $400,000 payable, with interest at the rate of 8% per annum, over a three year period. The acquisition has been accounted for under the purchase method of accounting and results of operations of CCCI will be included from the effective date of this acquisition.

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

         The majority of the Company's suppliers of components, manufacturers, and assemblers are foreign, and although all price quotations and payments with those entities are made in U.S. dollars, fluctuations in exchange rates could alter the price charged by these foreign suppliers, manufacturers and assemblers, and depending on the level of such exchange rate fluctuations, such price fluctuations could adversely affect the Company's performance. In that regard, a majority of the Company's sales are made to customers outside of the United States. Although many price quotations and payments from customers are made in U.S. dollars, the same risks of adverse exchange rate fluctuations which are present with suppliers, manufacturers and assemblers (as set forth above) are also present in transactions with customers. The Company does not have a formal exchange risk management program, nor does the Company engage in hedging activities with respect to exchange rate fluctuations because all price quotations and payments are made in U.S. dollars, which the Company believes helps reduce (but does not eliminate) the risk attendant to fluctuations in exchange rates.

         Although the Company monitors its inventory on a regular basis, the Company needs to maintain a significant inventory in order to ensure prompt response to orders and to avoid backlogs. The Company may need to hold inventory during periods of low sales activity. The capital necessary to hold inventory restricts the funds available for other corporate purposes. The Company does not provide allowances for anticipated product returns. Although the Company endeavors to reduce product returns through its quality control program, and although historically product returns have been relatively insubstantial, there can be no assurance that product returns will not increase in the future.

         YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Consolidated net sales for the fiscal year ended December 31, 1998 were $21,968,955, an increase of approximately $783,000 or 3.7% compared to consolidated net sales of $21,185,911 for the fiscal year ended December 31, 1997. The Company's sales mix changed slightly, to approximately 89% Retail and 11% OEM in 1998 from 90% Retail and 10% OEM in 1997. The 1998 sales mix reflects primarily the decrease in international Retail sales described below. Although total OEM sales for 1998 were basically flat, approximately 50% of those sales occurred during the fourth quarter of 1998, reflecting the fact that the Company's protracted marketing efforts have recently produced a significant order from one new OEM customer and the addition of another major OEM customer from whom the Company expects significant recurring business in 1999. In addition, in May, 1998, the Company received ISO 9000 certification, which was an absolute necessity to the Company's efforts to increase its OEM business.

         Sales to customers outside the US increased by approximately 2.3% in 1998, to approximately $13.2 million from approximately $12.9 million. An overall increase in foreign business was offset by the cessation of sales by the Company's exclusive distributor in Russia. This distributor was the Company's largest single customer at the time of cessation, accounting for more than 9% of the Company's year to date 1998 sales.

         The Company incurred the write down of its Russian related inventory and receivables (approximately $2,100,000) due to the serious problems which arose in Russia during the third quarter of 1998, which made the Company's products very expensive to sell in Russia and made it, due to the currency devaluation which occurred in Russia during this period, impossible for the Company's Russian distributor to make payments to the Company of the amounts which they owed. The Company also incurred a writeoff of approximately $530,000 during the fourth quarter of 1998 relating to the writeoff of receivables due from the Company's Ukrainian distributor (prior to its acquisition by the Company). The writedown was required due to the devaluation of the assets of that subsidiary arising as a result of the economic conditions which are currently being experienced in the Ukraine, which are similar to the economic conditions which are currently being encountered in Russia.

         In spite of this cessation, for the full fiscal year ended December 31, 1998, the sales mix was 59.9% to customers outside the US and 40.1% to US customers, virtually identical to the 1997 sales mix of 59.9% to customers outside the US and 40.1% to domestic customers.

         Gross profits as a percentage of net sales decreased to 37.8% in 1998, from 43.0% in 1997. The principal cause of this decrease was an increase in cost of goods sold, reflecting the writedown of approximately $700,000 of inventory which was held for sale to the Company's Russian distributor. Another cause of the increase in cost of goods sold was the writedown at year-end of inventory comprise of obsolete and/or slow turning SKUs. The Company constantly monitors its SKUs in an effort to eliminate obsolete or slow turning SKUs. Such writeoffs approximated $60,000 and $81,000, respectively, for 1997 and 1998.

         Selling, general and administrative expenses ("SG&A") were approximately $11,696,753 for the fiscal year ended December 31, 1998, an increase of $3,691,551 or 46.1% over SG&A of $8,005,202 for the fiscal year ended December 31, 1997. As a percentage of net sales, SG&A increased to 53.2% in 1998, from 37.8% in 1997. These increases reflect primarily increases in marketing expenses attributable to the Company's retail and international sales efforts, combined with expenses related to the Company's activities to improve its computer and operations capabilities. The Company expects these efforts to yield improved operating efficiencies in 1999 and subsequent years.

         As a result of the aforementioned factors, the Company incurred a loss from operations of $3,374,254 for the fiscal year ended December 31, 1998, compared to income from operations of $1,111,958 for the fiscal year ended December 31, 1997.

         Other expenses, net was $1,163,607 for the fiscal year ended December 31, 1998, an increase of $961,169 or 475% over other expenses, net, of $202,438 for the fiscal year ended December 31, 1997. The principal cause of this increase was a significant increase in interest expense, primarily as a result of larger borrowings from period to period and also due to interest payable for a full year on the Company's outstanding convertible notes due to related parties. Additionally, the Company incurred a one time charge of $852,000 relating to the conversion of its convertible notes at December 31, 1998 into 799,514 shares of the Company's common stock. See Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. There was no similar charge in 1997.

         Foreign exchange gains were $143,000 in 1998, an increase of $210,000 or 300% from foreign exchange losses of approximately $67,000 in 1997. This increase reflects primarily the combination of the increase in the Company's international business volume and the extreme devaluation, during the second half of 1998, of certain currencies in countries in which the Company did business in 1998 (principally Russia and the Ukraine).

         As a result of the aforementioned factors, the Company incurred a net loss of approximately $4,804,812 ($1.99 per share) for the fiscal year ended December 31, 1998, compared to net income of $649,183 ($.30 per diluted share) for the fiscal year ended December 31, 1997.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations primarily with cash flow from operations and with borrowings under its available credit lines. In addition, in 1997, the Company realized approximately $4 million from the net proceeds of its IPO.

         For the fiscal year ended December 31, 1998, cash required for operations was $1,058,519, compared to cash required for operation of $1,573,179 for the fiscal year ended December 31, 1997. The principal cause of the negative cash flow in 1998 was the net loss of $4,804,812, which included non-cash charges to income aggregating approximately $4,234,000. These non-cash charges to income included approximately $1,952,000 in write-offs of accounts receivable due from the Company's Russian and Ukrainian distributors, approximately $852,000 representing the value of additional shares issued by the Company in conjunction with the conversion of the Company's convertible notes and approximately $659,000 in write-off of inventory held for sale to the Company's Russian distributor. For 1998, cash was used primarily for increases of approximately $691,000 in inventory and approximately $592,000 in accounts receivable. Cash was generated primarily through increases of approximately $436,000 in accounts payable and approximately $190,000 in income taxes payable, plus a decrease of approximately $233,000 in prepaid expenses.

         Cash used for investing activities were approximately $300,000 for the fiscal year ended December 31, 1998, compared to approximately $156,000 for the fiscal year ended December 31, 1997. During 1998, cash for investing activities was used almost exclusively for the acquisition of property and equipment, net of disposals.

         Net cash provided by financing activities was approximately $2,379,000 for the fiscal year ended December 31, 1998, compared to approximately $1,617,000 for the fiscal year ended December 31, 1997. Cash provided by financing activities consisted primarily of borrowings under the Company's line of credit with a financial institution.

         Working capital was approximately $4.5 million, as compared to working capital of $8.1 million as of December 31, 1997. The primary reasons for the decrease in working capital were the aforementioned write-offs of approximately $2.5 million in receivables and inventory pertaining to Russia and the Ukraine. Increases of approximately $400,000 and $190,000 to accounts payable and income taxes payable, respectively, plus a decrease of approximately $233,000 in prepaid expenses.

         During 1999, the Company renegotiated its revolving line of credit with a financial institution, which decreased the Company's credit facility to $3.5 million from $4.5 million. Borrowings under the line of credit bear interest at the rate of prime plus .75% over prime. The amount of the line available for borrowing by the Company is based on specific percentages of the Company's US based receivables and inventories. The line of credit is secured by a lien not only on the Company's U.S. accounts receivable and inventories, but also on all the Company's other assets. As of December 31, 1998, approximately $2,370,000 was outstanding under the line of credit and as of April 1, 1999, approximately $2,374,000 was outstanding under the credit line and approximately $328,000 was available for borrowing under the line of credit based on the applicable borrowing base formulas.

         Subsequent to December 31, 1998, the Company negotiated an extension in the maturity date of its line of credit with the financial institution, to June 1, 1999. Under the terms of this extension, borrowings by the Company became secured not only by the accounts receivable, inventories and other assets of the Company, but also by the personal guarantees of two officers of the Company who are also the largest shareholders of the Company. Under the terms of its loan agreement with the financial institution, the Company is required to comply with certain affirmative and negative covenants, including but not limited to further borrowings and the payment of dividends. The Company is also required to maintain certain financial benchmarks and ratios, including but not limited to a benchmark related to the Company's adjusted tangible net worth as defined in the loan agreement, the ratio of the Company's senior liabilities to its subordinated liabilities and adjusted tangible net worth and the ratio of the Company's cash flow to debt service requirements.

         As of December 31, 1998, and reflecting primarily the impact of its operating loss for 1998, the Company was not in compliance with any of the aforementioned benchmark and ratios, and as such, was technically in default under the terms of the loan agreement. In conjunction with the extension of the maturity of the line of credit, the Company received a waiver of all the requirements in which the Company was in default. However, in its waiver letter, the financial institution indicated that it intended to enforce these requirements going forward. There can be no assurance that the Company will be able to comply with these requirements going forward.

         The Company believes that its current cash position, internally operated cash flow and its line of credit will be sufficient to satisfy the Company's anticipated operating needs for at least the ensuing twelve months. However, as of December 31, 1998 the Company's current liabilities included $2,370,000 under its line of credit, all of which is due and payable on June 1, 1999. At December 31, 1998, the Company did not have sufficient resources, and currently does not have sufficient resources, to pay off the line of credit when it matures, and it is likely that the Company cannot generate such cash from its operations between now and the date the line of credit becomes due. Although the Company is seeking to refinance or restructure the line of credit and believes it will be able to do so prior to the maturity date, no assurance can be given that it will be successful in these efforts. If the Company is unable to refinance or restructure its line of credit, the Company's business may be materially and adversely affected.

         The Company is actively seeking one or more additional financial institutions, in an effort to secure new borrowing facilities to replace its current credit facility and to finance its anticipated growth and expansion, both in the US and abroad. While the Company has not yet received any firm commitments from any new financial institution and there can be no assurance, the Company believes that its efforts to locate one or more such institutions will be successful.

         The Company believes that a timely return to operating profitability, combined with the securing of new borrowing facilities, will be sufficient to meet the Company's financing requirements in 1999. However, any combination of continued operating losses and or the inability of the company to either maintain its current borrowing facility or secure new and replacement borrowing facilities could have a materially adverse effect on the Company's ability to continue as a going concern.

         The Company does not believe that inflation has had a material effect on its financial condition or operating results for the last several years, and the Company has historically been able to pass along any increased costs in the form of adjustments to the prices it charges to its customers.

         The Company has substantially completed its assessment of the potential impact of year 2000 related problems on its operations, including its information technology systems (such as its computer systems) and its non-information technology systems ( such as its plant and equipment and its manufacturing and assembly processes). With respect to its information technology systems, the Company believes that its present computer systems are presently year 2000 compliant. The Company is currently completing an update of its computer system, in order to have computer systems capable of handling the projected growth and diversification of the Company's present and acquired businesses. The Company has been assured by its installation consultant that its updated computer system is also year 2000 compliant. Beyond the above described remediation effort by the Company in connection with its information technology systems, the Company does not anticipate any material remediation programs with respect to its non-information technology systems. The Company expects that the costs of its new systems will be approximately $160,000. Consequently, the Company, having substantially completed its assessment and remediation efforts, has a reasonable belief that it no longer has any material exposure to the so-called year 2000 problem.


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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CENTRAL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required by Item 9 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held in May 1999, under the caption, "Election of Directors", to be filed by the Registrant.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held in May 1999, under the caption, "Executive Compensation", to be filed by the Registrant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held in May 1999, under the caption, "Security Ownership of Management and Principal Stockholders", to be filed by the Registrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held in May 1999, under the caption "Certain Transactions", to be filed by the Registrant.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         3.1   Amended and Restated Articles of Incorporation of the Company(1)
         3.2   Bylaws of the Company(2)
         3.3 Articles of Amendment to Amended and Restated Articles of Incorporation(2)
         3.4   Second Amended and Restated Bylaws of the Company(2)
         4.1   Form of Common Stock Certificate(2)
         4.2   Warrant Agreement and Warrant Certificate(2)
        10.1 Lease Agreement between the Company and RSB Holdings, Inc., dated July 15, 1996(2)
        10.2 Promissory Note between the Company and U.S. Advantage, dated July 15, 1996(2)

        10.3   Form of 1996 Stock Option Plan(2)
        10.4   Form of Employment Agreement between the Company and Slav
               Stein(2)
        10.5   Form of Employment Agreement between the Company and Roman
               Briskin(2)
        10.6   Form of Convertible Subordinated Promissory Note from the
               Company to Messrs. Stein and Briskin(2)
        10.7 Form of Stock Option Agreements between the Company and Messrs. Stein and Briskin(2)
        10.8   Form of Mahoney Consulting Agreement(2)
        10.9   Form of Financial Advisory Agreement(2)
        10.10  Form of Contingent Stock Option Agreement between the Company and Messrs. Stein and Briskin(2)
        10.11  Form of Lock-Up Agreement(2)
        10.12 Loan Agreement between the Company and SunTrust Bank/Miami, N.A., dated March 25, 1999*
        10.13 Master Purchase Agreement between the Company and Focus Enhancements, Inc., dated September 29, 1997(4)
        10.14 Amendment to Master Purchase Agreement between the Company and Focus*
        10.15 Asset Purchase Agreement between the Company and Focus Enhancements, Inc., dated September 30, 1997(4)
        10.16 Share Exchange Agreement between the Company, Dataholding AS, and selling shareholders of Dataholding AS, dated November 12, 1997(5)
        10.17 Stock Purchase Agreement among the Company, CCCI and Donald Y. Daily, Jr.*
        21.1   List of Subsidiaries*
        27.1   Financial Data Schedule*
-----------------
         *        Filed herewith.

         (1) Incorporated by reference to the Company's Registration Statement on Form 8-A (SEC File No. 000-21889) filed with the SEC on December 18, 1996.

         (2) Incorporated by reference to the Company's Registration Statement on Form SB-2, and amendments thereto (SEC File No. 333-15967), declared effective February 13, 1997.

         (3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

         (4) Incorporated by reference to the Company's Current Reports on Form 8-K filed October 15, 1997.

         (5) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.

         (b)      REPORTS ON FORM 8-K

         1. Form 8-K filed on October 19, 1998 under Item 5 reporting the writedown of receivables and inventory relating to the Company's Russian distributor.

         2. Form 8-K filed in January 22, 1999 under Item 5 reporting the conversion of $1,439,135 in convertible notes into 799,514 shares of common stock.

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

                                         REGISTRANT:

                                         ADVANCED ELECTRONIC SUPPORT
                                         PRODUCTS, INC.


April 15, 1999                          By /s/ Slav Stein
                                            -----------------------------------
                                                Slav Stein, President and
                                                Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                                     DATE
---------                           -----                                     ----
/s/ Slav Stein
--------------------------          President, Chief Executive                April 15, 1999
Slav Stein                          Officer and Director

/s/ Roman Briskin
--------------------------          Executive Vice President,                 April 15, 1999
Roman Briskin                       Secretary and Director

/s/ George Baldwin
--------------------------          Vice President, Chief Financial           April 15, 1999
George Baldwin                      and Accounting Officer and Treasurer


--------------------------          Director                                  April __, 1999
Terrence R. Daidone

/s/ William B. Coldrick
--------------------------          Director                                  April 15, 1999
William B. Coldrick

/s/ L. Phillips Reames
--------------------------          Director                                  April 15, 1999
L. Phillips Reames

                               ADVANCED ELECTRONIC
                             SUPPORT PRODUCTS, INC.
                                AND SUBSIDIARIES

                                    CONTENTS

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                                                        CONTENTS


                                                                          PAGE

Report of Independent Certified Public Accountants                         F-2

Consolidated Balance Sheet at December 31, 1998                            F-3

Consolidated Statements of Operations for the Years Ended
    December 31, 1998 and 1997                                             F-4

Consolidated Statements of Shareholders' Equity for the Years
    Ended December 31, 1998 and 1997                                       F-5

Consolidated Statements of Cash Flows for the Years
    Ended December 31, 1998 and 1997                                       F-6

Summary of Significant Accounting Policies                                 F-7

Notes to Consolidated Financial Statements                                F-12

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Advanced Electronic Support Products, Inc.
North Miami, Florida

We have audited the accompanying consolidated balance sheet of Advanced Electronic Support Products, Inc., and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Electronic Support Products, Inc., and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

                                                            /s/ BDO Seidman, LLP

Miami, Florida
April 9, 1999

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET

                                                                                     DECEMBER 31,
                                                                                             1998
----------------------------------------------------------------------------------------------------
ASSETS (Note 4)

CURRENT ASSETS
   Cash                                                                        $        1,407,106
   Accounts receivable, net of $209,000 allowance for doubtful accounts                 3,037,807
   Inventories                                                                          6,157,889
   Income taxes receivable                                                                308,852
   Prepaid expenses and other current assets                                              115,312
----------------------------------------------------------------------------------------------------

Total current assets                                                                   11,026,966
Property and equipment, net (Note 3)                                                      635,667
Intangible assets                                                                         637,613
Deferred tax asset (Note 12)                                                               34,150
Other assets                                                                               80,508
----------------------------------------------------------------------------------------------------
                                                                               $       12,414,904
----------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                                              $           67,632
   Current portion long-term debt (Note 4)                                              2,405,263
   Accounts payable and accrued expenses                                                3,538,313
   Income taxes                                                                           425,461
   Other                                                                                   94,380
----------------------------------------------------------------------------------------------------
Total current liabilities                                                               6,531,049
Deferred tax liability (Note 12)                                                           84,939
Long-term debt (Note 4)                                                                   136,187
----------------------------------------------------------------------------------------------------
Total liabilities                                                                       6,752,175
----------------------------------------------------------------------------------------------------
Commitments (Notes 1, 10 and 11)
----------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (Notes 1, 13 and 14 ):
   Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued                   -
   Common stock, $ .001 par value; 20,000,000 shares authorized;
     3,081,715 shares issued and outstanding                                                3,082
   Additional paid-in capital                                                           9,363,902
   (Deficit)                                                                           (3,569,399)
   Cumulative foreign currency translation adjustment                                    (134,856)
----------------------------------------------------------------------------------------------------
Total shareholders' equity                                                              5,662,729
----------------------------------------------------------------------------------------------------
                                                                               $       12,414,904
----------------------------------------------------------------------------------------------------


SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS


YEARS ENDED DECEMBER 31,                                                             1998                1997
----------------------------------------------------------------------------------------------------------------
NET SALES (Notes 6 and 8)                                                $     21,968,955    $     21,185,911

OPERATING EXPENSES:
  Cost of sales (Notes 5)                                                      13,646,496          12,068,751

  Selling, general and administrative (Notes 5, 10, and 11)                    11,696,753           8,005,202
----------------------------------------------------------------------------------------------------------------
Total operating expenses                                                       25,343,249          20,073,953
----------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                                                  (3,374,294)          1,111,958

OTHER EXPENSES:
  Interest, net                                                                  (150,675)            (49,113)
  Interest - shareholders (Note 1)                                               (988,902)           (102,600)
  Other                                                                           (23,990)            (50,725)
----------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                              (4,537,861)            909,520

Provision for income taxes (Note 12)                                              266,951             260,337
----------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                        $     (4,804,812)   $        649,183
----------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share                                         $          (1.99)   $            .32
Earnings (loss) per common share - assuming dilution                                (1.99)                .30
----------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                  ACCUMULATED
                                                                                        OTHER                            TOTAL
                                                 ADDITIONAL        RETAINED        COMPREHEN-       COMPREHEN-          SHARE-
                                      COMMON        PAID-IN        EARNINGS              SIVE             SIVE        HOLDERS'
                                       STOCK        CAPITAL        (DEFICIT)           INCOME           INCOME          EQUITY
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996     $     1,173   $    427,813   $   4,418,471   $        (4,891)               -   $   4,842,566

Distributions                              -        107,855      (2,798,321)                -                -      (2,690,466)

Net proceeds from issuance of
   common stock and warrants             920      4,373,976               -                 -                -       4,374,896

Reclassification of cumulative
   undistributed earnings
   applicable to the Company's S
   corporation status                      -      1,033,920      (1,033,920)                -                -               -

Issuance of common stock for
   acquisition of net assets             190        699,810               -                 -                -         700,000

Options issued in connection with
   consulting services                     -        200,000               -                 -                -         200,000

Net income                                 -              -         649,183                 -          649,183         649,183

Other comprehensive income
   Foreign currency translation
   adjustment                              -              -               -           (92,188)         (92,188)        (92,188)
                                                                                                  -------------
                                                                                                       556,995
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997           2,283      6,843,374       1,235,413           (97,079)               -       7,983,991

Conversion of convertible debt
   (Note 1)                              799      2,290,528               -                 -                -       2,291,327

Options issued in connection with
   consulting services                     -        230,000               -                 -                -         230,000

Net loss                                   -              -      (4,804,812)                -       (4,804,812)     (4,804,812)

Other comprehensive income

   Foreign currency translation
     adjustment                            -              -               -           (37,777)         (37,777)        (37,777)
                                                                                                  -------------
                                                                                                    (4,842,589)
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998     $     3,082   $  9,363,902   $  (3,569,399)         (134,856)                   $   5,662,729
--------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                                                   1998               1997
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income (loss)                                                             $   (4,804,812)        $  649,183
   Adjustments to reconcile net income to net cash (used) in operating activities, net of effect of acquisition:
       Provision for losses on accounts receivable                                      185,441            144,434
       Depreciation and amortization                                                    166,348            152,094
       Write-off of Russian and Ukraine receivable                                    1,952,389                  -
       Write-off of Russian inventory                                                   659,085                  -
       Amortization of goodwill                                                         126,804             27,526
       Options granted in lieu of consulting fees                                       230,000            200,000
       Charge related to conversion of convertible debt                                 852,202                  -
       Deferred income taxes                                                            247,798           (193,723)
       (Increase) decrease in:
         Accounts receivable                                                           (592,201)        (1,687,967)
         Inventories                                                                   (691,020)          (457,395)
         Prepaid expenses and other current assets                                      233,050            (27,394)
         Other assets                                                                    (8,926)           212,824
         Income tax receivable                                                         (308,852)
       Increase (decrease) in:
         Accounts payable and accrued expenses                                          436,205           (657,980)
         Income taxes payable                                                           189,936             65,219
         Other                                                                           68,034                  -
---------------------------------------------------------------------------------------------------------------------
Net cash (used) in operating activities                                              (1,058,519)        (1,573,179)
---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Cash from acquisition                                                                 18,701            (88,729)
   Reduction in investments                                                                   -            102,072
   Additions to property and equipment                                                 (318,323)          (169,069)
---------------------------------------------------------------------------------------------------------------------
Net cash (used) in investing activities                                                (299,622)         (155,726)
---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Overdraft                                                                             67,632                  -
   Net proceeds from (payments on) borrowings                                         2,311,356         (1,648,750)
   Payment of notes payable to shareholders                                                   -           (300,000)
   Net proceeds from issuance of common stock and warrants                                    -          4,637,085
   Repayment of loan from affiliate                                                           -           (120,000)
   Shareholder distributions                                                                  -           (951,341)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                   2,378,988          1,616,994
---------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                       1,020,847           (111,911)

Effect of exchange rate changes on cash                                                 (37,777)           (92,188)
Cash, at beginning of year                                                              424,036            628,135
---------------------------------------------------------------------------------------------------------------------
CASH, AT END OF YEAR                                                             $    1,407,106    $       424,036
---------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL INFORMATION:
   Cash paid for:
     Interest                                                                    $       280,078   $        70,688
     Taxes                                                                                77,016           330,361
---------------------------------------------------------------------------------------------------------------------
   Non-cash distribution to shareholders in  the form of a convertible
     subordinated promissory note                                                $             -   $     1,739,125
   Non-cash distribution credited to paid-in capital                             $             -   $       719,560
   Non-cash reclassification of cumulative undistributed earnings applicable
     to the Company's S corporation status                                       $             -   $     1,033,920
   Deferred offering costs charged against paid-in capital in connection
     with initial public offering                                                $             -   $       262,189
   Issuance of common stock for acquisition of net assets                        $             -   $       700,000
   Acquisition of Ukraine                                                        $       489,831   $             -
   Conversion of convertible debt into common stock                              $     1,439,125   $             -
   Non-cash charge associated with the conversion of convertible debt            $       852,202   $             -
   Options granted in lieu of consulting fees                                    $       230,000   $       200,000


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

SUBSIDIARIES AND BASIS OF PRESENTATION

The subsidiaries, Advanced Electronic Support Products Computertillbehor i Sweden AB ("AESP Sweden"), AESP Computerzubehor GmbH ("AESP Germany"), Jotec/AESP AS ("Jotec/AESP"), formerly known as Dataholding AS, and AESP-Ukraine are based and operating in Sweden, Germany, Norway and Ukraine, respectively. The functional and reporting currency for statutory purposes is the Swedish Krona, German Mark, Norway Krone and Ukraine Hryvna, respectively. These financial statements have been translated to United States Dollars (U.S. $) using a methodology consistent with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. Assets and liabilities are translated to U.S. $ at the rate prevailing on the balance sheet dates and the income statements have been translated from the functional currency to U.S. $ using an average exchange rate for the applicable period. Results of this translation process are accumulated as a separate component of shareholders' equity. Exchange gains (losses) approximately $143,000 and ($67,000) for the years ended December 31, 1998 and 1997, respectively are included in other income in the accompanying consolidated statements of income.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of AESP and the subsidiaries (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation.

INVENTORIES

Inventories are stated at the lower of cost or market using the first in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation and amortization is computed by the straight line and accelerated methods based on the estimated useful lives of the related assets. Leasehold improvements and capital leases are amortized over the shorter of the life of the asset or the lease.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Revenues are recognized at the time of shipment of the respective merchandise.

INCOME TAXES

Through February 13, 1997, AESP with the consent of its shareholders, elected to be taxed as an S Corporation. Shareholders of an S Corporation are taxed on their proportionate share of the company's taxable income. Accordingly, no provision for federal or state income tax is required for periods prior to February 13, 1997.

Had the Company not been taxed as an S Corporation, the Company would have been taxed approximately $11,000, additionally, during the year ended December 31, 1997. This additional amount of taxation has an insignificant effect on the 1997 earnings per share calculations.

AESP Germany, AESP Sweden, Jotec/AESP and AESP Ukraine are subject to taxation in Germany, Sweden, Norway and Ukraine, respectively, and accordingly, calculate and report the tax charges in accordance with applicable statutory regulations.

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

PREFERRED STOCK

The Board of Directors of the Company is expressly authorized to provide for the issuance of the shares of preferred stock in one or more series of such stock, and by filing a certificate pursuant to applicable law of the State of Florida, to establish or change from time to time the number of shares to be included in each such series, and to fix the designations, powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FUTURE ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginnings after June 15, 1999.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

INTANGIBLE ASSETS

Intangible assets, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses are stated at cost and are amortized on a straight-line basis, over the estimated future periods to be benefited (7 years). On an

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

annual basis, the Company reviews the recoverability of intangible assets, based primarily upon an analysis of undiscounted cash flows from the acquired businesses.

In the event the expected future net cash flows would become less than the carrying amount of the assets, an impairment loss would be recorded in the period such determination is made based on the fair value of the related businesses.

RECLASSIFICATIONS

Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

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

The accompanying financial statements give effect to the recapitalization, effected on February 13, 1997, of the Company in connection with the public offering of its common stock, the termination of AESP's federal income status as an S Corporation and the contribution, to AESP, of the shares of stock in AESP Sweden and AESP Germany, whose shares of common stock were owned by the shareholders of AESP. The contribution of shares is accounted for under the pooling of interest method as the transaction is a combination of companies under common control.

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

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the initial public offering, the Company (i) made a distribution to its principal shareholders in the aggregate of $1,739,125, in the form of two seven year, prime + 1%, convertible (at $4.00 per share) subordinated promissory notes payable, (ii) entered into five year employment agreements with its two principal shareholders which includes a minimum annual compensation of $150,000 plus performance bonuses and (iii) issued options, to each of its two principal shareholders, to purchase 180,250 shares of common stock at the initial public offering price of $6.00 per share; such options are considered contingent options which vest and are exercisable seven years after the date of grant, with provision for earlier vesting based upon future earnings per share, net income or trading prices of the Company's common stock (all as defined). In connection with the favorable conversion price of the subordinated promissory notes referred to above, the Company recorded a $719,560 distribution to the principal shareholders, with a corresponding credit to paid-in capital. Such amount is based upon the difference in the conversion price and the public offering price times the number of shares issuable upon conversion of the notes.

On December 31, 1998, the Board of Directors negotiated a reduction in the conversion price of the convertible debt from $4.00 to $1.80 per share in exchange for which reduction the two principal shareholders converted the convertible debt in the amount of $1,439,125 into 799,514 shares of common stock.

In connection with the conversion of the debt the Company recorded interest expense of approximately $852,000 related to the fair value of the shares received in excess of the shares issuable pursuant to the original conversion terms.

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

2. ACQUISITIONS

On October 31, 1998, the Company acquired all the outstanding common stock of its distributor, AESP-Ukraine. The purchase price of this acquisition was valued at approximately $490,000, the amount equal to the outstanding amount due from the distributor to the Company. This acquisition was accounted for under the purchase method, whereby the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values.

Prior to October 31, 1998, the Company wrote-off approximately $530,000 due from AESP-Ukraine.

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had occurred on January 1, 1997:

YEAR ENDED DECEMBER 31,                                  1998              1997
----------------------------------------------------------------------------------
Net sales                                    $     22,295,017  $     21,305,107
Net income (loss)                                  (5,491,951)          500,771
Net income (loss) per
    common share                                        (2.40)              .25
Net income (loss) per common
    share - assuming dilution                $          (2.40) $            .21

The unaudited pro forma information assumes the elimination of intercompany sales of approximately $792,000 for the ten months ended October 31, 1998 and approximately $1,221,000 for the year ended December 31, 1997.

In November 1997, the Company completed a merger with Jotec/AESP by exchanging 360,000 shares of its common stock for

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

There were no transactions between Jotec/AESP and the Company prior to the combination, and immaterial adjustments were recorded to conform Jotec/AESP's accounting policies. Certain reclassifications were made to Jotec/AESP's financial statements to conform to the Company's presentations.

The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow:

YEAR ENDED DECEMBER 31,                                                  1997
--------------------------------------------------------------------------------
Net Sales
    The Company                                                $   16,324,304
    Jotec/AESP                                                      4,861,607
--------------------------------------------------------------------------------
    Combined                                                       21,185,911
--------------------------------------------------------------------------------
Net Income
    The Company                                                       290,516
    Jotec/AESP                                                        358,667
--------------------------------------------------------------------------------
Combined                                                       $      649,183
--------------------------------------------------------------------------------

The results of operation of the previously separate companies for the period before the combination were not readily available; therefore, the period for the nine months ended September 30, 1997, prior to the combination being consummated, is presented as follows:

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30,                                         1997
-------------------------------------------------------------------------------
Net Sales
    The Company                                               $   11,146,954
    Jotec/AESP                                                     3,371,605
-------------------------------------------------------------------------------
    Combined                                                      14,518,559
-------------------------------------------------------------------------------
Net Income
    The Company                                                      317,902
    Jotec/AESP                                                       165,201
-------------------------------------------------------------------------------
Combined                                                      $      483,103
-------------------------------------------------------------------------------

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

Effective September 30, 1997, the Company entered into an Asset Purchase Agreement with Focus Enhancements, Inc. ("Focus"), pursuant to which the Company acquired certain assets and inventory constituting the Network Division of Focus, in exchange for cash of $138,000 and 189,701 shares of common stock of the Company valued at $700,000, plus the assumption of $21,000 of liabilities. Additionally, the Company incurred approximately $71,000 in professional fees in conjunction with the acquisition. The assets acquired consisted of inventory, supplier lists, customer lists, and rights to trademarks.

The Company recorded inventory in the amount of approximately $159,000 and customer lists and trademark rights of approximately $771,000, which is being amortized over 7 years. Additionally, in conjunction with the issuance of the shares of common stock, the Company credited common stock and paid-in-capital for $700,000. During 1998 and 1997, the Company recorded approximately

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$109,500 and $27,500 in amortization, respectively.

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

DECEMBER 31,                                                             1998
--------------------------------------------------------------------------------

Leasehold improvements                                      $         275,408
Capital leases                                                        159,011
Office equipment                                                      384,605
Machinery and equipment                                               212,468
Furniture and fixtures                                                 40,766
Vehicles                                                              102,987
--------------------------------------------------------------------------------
                                                                    1,175,245
Less:  accumulated depreciation and amortization                      539,578
--------------------------------------------------------------------------------
                                                            $         635,667
--------------------------------------------------------------------------------

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. LONG-TERM DEBT

Long-term debt, comprising notes payable and capital leases at December 31, 1998 comprise the following:

Prime + .25% (8% at December 31, 1998) line of
credit with a financial institution in the
amount of $3,500,000, due June 1, 1999,
secured by all assets; guaranteed by the
Company's principal shareholders.
                                                            $       2,370,000

9.5% capital lease, $3,346 monthly, net of interest in
the amount of $31,874 at December 31, 1998 due April
2000.                                                                 143,502

Other                                                                  27,948
--------------------------------------------------------------------------------
                                                                    2,541,450

Less:
    Current portion                                                 2,405,263
--------------------------------------------------------------------------------
                                                            $         136,187
--------------------------------------------------------------------------------

The line of credit agreement requires the Company to comply with certain covenants. At December 31, 1998, the Company was in violation of its financial covenants. In this connection, the lender waived the covenant violations for 1998; however, it has indicated that it will enforce such covenants prospectively.

Although the Company is seeking to refinance or restructure the loan, and believes it will be able to prior to the June 1, 1999 maturity date, no assurances can be given that it will be successful in its efforts. If the Company is unable to refinance or restructure the loan, the Company's business may be materially and adversely affected.



5. RUSSIAN WRITE-DOWN

During the third quarter, the Company wrote-off approximately $1,400,000 related to a receivable from its distributor located in Russia. The Company took the write-down in the receivable as a result of the financial and economic conditions in Russia and the impact which it expected these conditions to have on its financial statements.

Additionally, the Company wrote-off approximately $659,000 in specific inventory which is custom made for the Russian distributor and would have no other markets.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. FOREIGN OPERATIONS


                                                                                       SWEDEN
                                             UNITED                                       AND        ELIMINA-
                                             STATES        NORWAY       GERMANY       UKRAINE            TION          TOTAL
----------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:

   Sales to unaffiliated customers    $  12,218,570  $  5,309,905  $  2,272,127  $  2,168,393  $            -  $  21,968,995

   Transfers between geographic
      areas                               2,625,158                           -             -      (2,625,158)             -
----------------------------------------------------------------------------------------------------------------------------
   Total                              $  14,843,728  $  5,309,905  $  2,272,127  $  2,168,393      (2,625,158) $  21,968,995
----------------------------------------------------------------------------------------------------------------------------
   Operating income (loss)            $  (4,427,728) $    825,739  $    (38,325) $    306,236         (40,216) $  (3,374,294)
----------------------------------------------------------------------------------------------------------------------------
   Loss before income taxes           $  (5,705,169) $    830,917  $     54,959  $    255,069          26,363  $  (4,537,861)
----------------------------------------------------------------------------------------------------------------------------
   Identifiable assets                $   9,077,534  $  2,205,150  $  1,065,443  $  1,660,507      (1,593,729) $  12,414,905
----------------------------------------------------------------------------------------------------------------------------


                                             UNITED                                                  ELIMINA-
                                             STATES        NORWAY       GERMANY       SWEDEN            TION          TOTAL
----------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:

   Sales to unaffiliated customers    $  13,397,100  $  4,861,607  $  1,640,867  $  1,286,337  $            -  $  21,185,911

   Transfers between geographic
      areas                               1,574,976                           -                    (1,574,976)             -
----------------------------------------------------------------------------------------------------------------------------
   Total                              $  14,972,076  $  4,861,607     1,640,867  $  1,286,337  $   (1,574,976) $  21,185,911
----------------------------------------------------------------------------------------------------------------------------
   Operating income (loss)            $     518,586  $    497,655        36,634  $    177,486  $     (118,403) $   1,111,958
----------------------------------------------------------------------------------------------------------------------------
   Income (loss) before income
      taxes                           $     351,588  $    502,013       (16,581) $    190,903  $     (118,403) $     909,520
----------------------------------------------------------------------------------------------------------------------------
   Identifiable assets                $  10,991,802  $  1,435,353       623,433  $    683,184  $     (728,574) $  13,005,198
----------------------------------------------------------------------------------------------------------------------------

Identifiable assets are those assets, that are identified with the operations in each geographic area. Foreign sales, including those of AESP, for the years ended December 31, 1998 and 1997 approximated 59.9% of consolidated revenues. The Company's operations, consisting of network and connectivity products, are handled by each of its subsidiaries operating in their respective countries. Accordingly, management has chosen to organize its segments on a country by country basis. Segment information is presented above for each significant country.

7. RELATED PARTY TRANSACTIONS

During 1997, the Company repaid an 8.5% note payable to an entity owned by the principal shareholders, in the amount of $125,350, including interest.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Jotec/AESP paid $121,795 and $25,918 to a company partially owned by its former chairman and managing director for consulting services during 1998 and 1997, respectively.

Jotec/AESP paid $31,752 to a company partially owned by a member of the Board of Jotec/AESP for services provided in 1998.

Included in other current assets at December 31, 1998 is a $65,600 loan to a member of the Board of Jotec/AESP.

8. SIGNIFICANT CUSTOMERS

For the year ended December 31, 1997, one customer accounted for 15.1% of consolidated revenues; at December 31, 1997, accounts receivable from this customer amounted to approximately $1.8 million. There were no significant customers in 1998.

9. FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including accounts receivable, accounts payable and short-term debt approximated fair value due to the relatively short maturity.

10. COMMITMENTS

The Company rents office space and warehouse under non-cancelable leases. The minimum future rental commitment for leases in effect at December 31, 1998, including leases to related parties, approximates the following:

YEARS ENDING DECEMBER 31,
--------------------------------------------------------------------------------

1999                                                        $         164,000
2000                                                                  164,000
2001                                                                  157,000
2002                                                                  155,000
2003                                                                  155,000
Thereafter                                                                  -
--------------------------------------------------------------------------------
                                                            $         795,000
--------------------------------------------------------------------------------

In July 1996, the Company entered into a five year lease agreement to rent office and warehouse space from an entity owned by the principal shareholders of the Company at $3,600 per month. The mortgage on the property has been guaranteed by the Company. The balance outstanding on the mortgage at December 31, 1998 and

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1997 was approximately $217,000 and $230,000, respectively.

Rent expense in 1998 and 1997 aggregated approximately $255,000 and $373,000, respectively, including $43,200 in each year to related parties.

The Company is liable under a patent license agreement, expiring in 2000, whereby it is required to pay a fee (as defined) for each product sold subject to the agreement. During 1998 and 1997, approximately $21,000 and $9,100, respectively, of royalties were paid.

11. DEFERRED COMPENSATION PLAN

The Company has a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Employees contribute to the plan a percentage of their salaries, subject to certain dollar limitations and the Company matches a portion of the employees' contributions. The Company's contributions to the plan for the years ended December 31, 1998 and 1997 aggregated $21,545 and $27,883, respectively.

12. INCOME TAXES

The following are the components of income tax expense:

YEAR ENDED DECEMBER 31,                              1998                1997
--------------------------------------------------------------------------------
Current
    Federal                              $       (227,833)   $        216,253
    State                                         (40,223)             38,189
    Foreign                                       335,926             173,047
--------------------------------------------------------------------------------
                                                   67,870             427,489
--------------------------------------------------------------------------------
Deferred
    Federal                              $        180,735    $       (182,454)
    State                                          30,938             (29,220)
    Foreign                                       (12,592)             44,562
--------------------------------------------------------------------------------
                                                  199,081            (167,112)
--------------------------------------------------------------------------------
Total                                    $        266,951    $        260,377
--------------------------------------------------------------------------------

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

The reconciliation of income tax computed at the United States federal statutory tax rate of 34% to income tax expense is as follows:

YEAR ENDED DECEMBER 31,                              1998                1997
--------------------------------------------------------------------------------
Tax (benefit) at the United States
    statutory rate                       $     (1,542,872)   $        309,236

States income taxes, net of federal
benefit                                          (207,098)             20,023

Differences in effective income tax
of other countries                                 64,584             (30,120)

Permanent differences, net                        304,500             (12,339)

Valuation allowance adjustment                  1,753,462                   -

Other                                            (105,625)            (26,423)
--------------------------------------------------------------------------------
Total                                    $        266,951    $        260,377
--------------------------------------------------------------------------------


The provision for foreign income taxes relates to the Norway, Sweden, Germany and Ukraine. The statutory tax rates in Norway, Sweden, Germany and Ukraine for 1998 and 1997 range from 28% to 45%.

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1998 are as follows:

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Deferred Tax Assets:
    Allowance for doubtful accounts                         $          78,727
    Inventory reserve                                                 261,198
    Inventory capitalization                                           20,992
    Net operating loss carryforward                                 1,183,890
    Depreciation                                                       29,702
    Goodwill                                                           27,976
    Compensation related to options granted
         for compensation                                             161,809
    Change in accounting principal                                    (18,815)
    Other                                                              42,138
--------------------------------------------------------------------------------
                                                                    1,787,617
Valuation allowance                                                 1,753,467
--------------------------------------------------------------------------------
Total deferred tax asset, net                                          34,150
--------------------------------------------------------------------------------
Deferred Tax Liabilities:
    Untaxed Sweden reserve                                             84,939
--------------------------------------------------------------------------------
Total tax liabilities                                       $          84,939
--------------------------------------------------------------------------------


Realization of any portion of the Company's deferred tax asset at June 30, 1998 is not considered to be more likely than not and accordingly a $1,753,467 valuation allowance has been provided.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. EARNINGS PER SHARE

The following reconciles the components of the earnings per share (EPS) computation:

FOR THE YEARS ENDED DECEMBER 31,                                         1998                                      1997
--------------------------------------------------------------------------------------------------------------------------

                                            INCOME         SHARES   PER-SHARE        INCOME         SHARES    PER-SHARE
                                       (NUMERATOR)  (DENOMINATOR)      AMOUNT   (NUMERATOR)  (DENOMINATOR)       AMOUNT
--------------------------------------------------------------------------------------------------------------------------
Earnings per common share
    Net income (loss) available to
common shareholders                    $(4,537,861)     2,284,201      $(1.99)    $ 649,183      2,015,712        $ .32

Effect of Dilutive Securities:
    Convertible notes                            -              -                    64,080        359,781
--------------------------------------------------------------------------------------------------------------------------
Net income available to common
shareholders plus assumed
conversions                            $(4,537,861)     2,284,201      $(1.99)    $ 713,263      2,375,493        $ .30
--------------------------------------------------------------------------------------------------------------------------

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 8-1/2% convertible stockholder notes amounting to $1,439,125 are convertible at $4 per share and are considered dilutive for 1997.

Options to purchase 1,001,600 shares, and 90,000 shares of common stock at $1.50, $2.13 and $3.69 per share, respectively, were outstanding during 1998, but not included in the computation of diluted EPS as the options were anti-dilutive. The options with expirations from 2002 to 2008 were outstanding at December 31, 1998.

Options to purchase 200,000 shares of common stock at $6.00 per share were outstanding, but were not included in the computation of diluted EPS as the options' exercise price was greater than the average market price of the common shares. The options, which expire in 2006, were outstanding at December 31, 1997.

Options to purchase 360,500 shares, 36,000 shares, 23,000 shares, 40,000 shares, 120,000 shares and 70,200 shares of common stock at $6.00, $5.88, $4.00, $6.00,
$3.69 and $3.50 per share, respectively, were outstanding during 1998, but not included in the computation of diluted EPS as the options' exercise price was greater than the average market price of the common shares. The options with expirations from 2002 to 2007 were outstanding at December 31, 1997.

14. STOCK OPTIONS

At December 31, 1998, the Company has a fixed stock option plan and non-plan options which are described below. The Company applies APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for employee stock options. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

Effective January 1, 1997, the Company entered into a consulting agreement for a period of one year in which the consultant will be paid $16,300 per month. In addition, the Company granted the consultant, in 1997, a seven year option to purchase 63,000 shares of its common stock, at $4.00 a share with respect to 23,000 shares and $6.00 a share with respect to 40,000 shares. The shares were valued at $91,000. Accordingly, in 1997, a charge in that amount has been charged to consulting fees with a corresponding credit to additional paid in capital. In 1998, the options were repriced to $2.13 a share and, accordingly, the Company recorded a $104,000 charge to consulting fees with a corresponding credit to additional paid in capital.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During October 1997, the Company granted 120,000 options to a consultant for services to be rendered over the term of one year. The options are exercisable at $3.69 per share. In connection with these options the Company has recorded a charge to consulting fees with a corresponding credit to additional paid in capital in the amount of $109,000. Additionally, the consultant was paid a one time fee of $20,000. During 1998, options for 30,000 shares were forfeited. In connection with the remaining terms of the agreement, the Company recorded a charge to consulting fees with a corresponding credit to additional paid in capital in the amount of $54,300.

During 1998, the Company granted options to purchase 75,000 shares of its common stock at an exercise price of $1.50 a share to its directors. Accordingly, the Company has taken a charge in the amount of $33,500 to advisory fees and a corresponding credit to additional paid in capital. Additionally, certain options to directors, issued in 1997, were repriced from $5.88 to $1.50 a share. In connection with this repricing, the Company has recorded advisory fees in the amount of $31,440 with a corresponding credit to additional paid in capital.

The fair value of the foregoing options to consultants and directors was determined based on the Black Scholes method.

Pursuant to the Plan, the Company may grant incentive stock options and nonqualified stock options. The exercise price of options granted is required to be at least equal to the per share fair market value of the common stock on the date of the grant. Options granted have maximum terms of not more than 10 years and are not transferable. Incentive stock options granted to an individual owning more than 10 percent of the total combined voting power of all classes of stock issued by the Company must be equal to 110 percent of the fair market value of the shares issuable on the date of the grant; such options are not exercisable more than five years after the grant date.

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

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In 1998, the Company granted a total of 66,400 options to employees. These options vest one-third upon the date of the grant and one-third each upon the next two anniversaries of the date of the grant, which options are exercisable at $1.50 per share. Further, during 1998, the two principal shareholders received 200,000 options at an exercise price of $1.50.

In 1997, the Company granted a total of 36,000 options to directors. The options vest over three years and were exercisable at $5.88. Additionally, 70,200 options were issued to employees. These options vest one-third upon the date of grant and one-third each upon the next two anniversaries of the date of grant, which options were exercisable at $3.50 per share. Further, during 1997, the two principal shareholders received 360,500 contingent options (see Note 1). The above options were repriced in 1998 to $1.50 a share.

FASB Statement 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998: no dividend yield percent; expected volatility of 93.2%; risk-free interest rates of approximately 6.5%, and expected lives from 5 to 9 years for the non-plan options. The following assumptions are used for grants in 1997: no dividend yield percent; expected volatility of 46.5%; risk-free interest rates of 6.9% and expected lives of 5 to 9 years for the non-plan options.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the accounting provisions of FASB Statement 123, the Company's pro forma net income and earnings per share would have been as follows:

YEAR ENDED DECEMBER 31,                                  1998             1997
--------------------------------------------------------------------------------
Net income (loss)
    As reported                                 $ (4,804,812)    $     638,143
    Pro forma                                     (5,204,504)          574,891
--------------------------------------------------------------------------------
Net income (loss) per common share
    As reported                                 $      (1.99)    $         .32
    Pro forma                                          (2.28)              .29
--------------------------------------------------------------------------------
Net income (loss) per common share - diluted:
    As reported                                 $      (1.99)    $         .30
    Pro forma                                          (2.28)              .27
--------------------------------------------------------------------------------

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 1998 and 1997, and changes during the years then ended is presented below:

                                        DECEMBER 31, 1998      DECEMBER 31, 1997
                                      ----------------------   --------------------
                                                  WEIGHTED-              WEIGHTED-
                                                    AVERAGE                AVERAGE
                                                   EXERCISE               EXERCISE
                                        SHARES        PRICE     SHARES       PRICE
------------------------------------------------------------------------------------

Outstanding at beginning of year       849,700  $      5.41    200,000 $      6.00
Granted                                341,400         1.50    649,700        5.23
Exercised                                    -            -          -           -
Forfeited                               36,500         3.16          -           -
------------------------------------------------------------------------------------

Outstanding at end of year           1,154,600         1.71    849,700        5.41
------------------------------------------------------------------------------------

Options exercisable at year-end        540,599         2.54    358,400        5.32
Weighted-average fair value of
  options granted during the year   $  341,400         1.50 $     3.14
------------------------------------------------------------------------------------

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about fixed stock options and non-plan options outstanding at December 31, 1998:

                                WEIGHTED-
                    NUMBER        AVERAGE     WEIGHTED-       NUMBER     WEIGHTED-
     RANGE OF  OUTSTANDING      REMAINING       AVERAGE   EXERCISABLE     AVERAGE
     EXERCISE           AT    CONTRACTUAL      EXERCISE           AT     EXERCISE
        PRICE     12/31/98           LIFE         PRICE     12/31/98        PRICE
------------------------------------------------------------------------------------
   $1.50-3.69    1,154,600              8  $       1.71      540,599   $     2.54

15.  SUBSEQUENT

In March 1999, the Company completed the acquisition of the assets of Communications Components Company, Inc. ("CCCI"), a manufacturer of network connectivity products and systems for $800,000, payable $250,000 in cash, 86,206 shares of common stock of the Company valued at $150,000 and $400,000 payable with interest at 8% a year over three years. The acquisition will be accounted for under the purchase method of accounting.

                                 EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------
10.12 Loan Agreement between the Company and SunTrust Bank/Miami, N.A., dated March 25, 1999*

10.14       Amendment to Master Purchase Agreement between the Company and
            Focus*

10.17       Stock Purchase Agreement among the Company, CCCI and Donald Y.
            Daily, Jr.*

21.1        List of Subsidiaries*

27.1        Financial Data Schedule*