Form 10KSB/A
period 1998-12-31
ADVANCED ELECTRONIC SUPPORT PRODUCTS INC
filed 1999-04-30
CIK 1026744

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

(Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended DECEMBER 31, 1998

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________________ to ____________________

                          Commission File No. _________

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                    (Exact name of registrant in its charter)

           FLORIDA                                               59-2327381
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1819 N.W. 144TH STREET, NORTH MIAMI, FLORIDA                        33181
(Address of principal executive offices)                          (Zip Code)

                                 (305) 944-7710
                           (Issuer's telephone number)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

     Title of each class           Name of each exchange on which registered

     None

      Securities registered pursuant to section 12(g) of the Exchange Act:

                                  COMMON STOCK
                    REDEEMABLE COMMON STOCK PURCHASE WARRANTS

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (ss.229.405) is contained hereon, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain exhibits listed in Part IV of this Annual Report on Form 10-KSB, as amended, are incorporated by reference from prior filings made by the registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

         The purpose of this Amendment No. 1 to Form 10-KSB of Advanced Electronic Support Products, Inc. (the "Company") for the year ended December 31, 1998 is to add the information required by Items 9, 10, 11 and 12 of Part III to the Form 10-KSB.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Articles of Incorporation and By-laws of the Company provide for one class of Board of Directors. At the date of this Proxy Statement, the members of the Board and the length of service as Directors were as follows:

                                                                                                            DIRECTOR
NAME                                        AGE       POSITIONS                                              SINCE
----                                        ---       ---------                                              -----
Slav Stein(1)                               54        President, Chief Executive Officer and                  1983
                                                      Director

Roman Briskin(1)                            49        Executive Vice President, Secretary and                 1984
                                                      Director

Terrence R. Daidone(1)(3)                   39        Director                                                1997

William B. Coldrick(2)(3)                   57        Director                                                1997

L. Phillips Reames(2)                       55        Director                                                1997

--------------------

(1)      Member of the Executive Committee.
(2)      Member of the Audit Committee.
(3)      Member of the Compensation Committee.


BUSINESS EXPERIENCE

         The principal occupations for the past five years of each of the Directors of the Company are as follows:

         Mr. Stein is a founder of the Company and has been employed by the Company in a senior executive capacity and has been a Director of the Company since its formation in 1983. Mr. Stein has been the President, Chief Executive Officer and a Director of the Company since the Company's initial public offering in February 1997 (the "IPO"). Mr. Stein is a principal shareholder of the Company. See "Principal Shareholders" and "Certain Transactions".

         Mr. Briskin has been a senior executive officer and a director of the Company since 1984, and has served as Executive Vice President, Secretary and a Director of the Company since the IPO. Mr. Briskin is also a principal shareholder of the Company. See "Principal Shareholders" and "Certain Transactions".

         Mr. Daidone has served as a Director of the Company since January 1997. Mr. Daidone has been Vice President of Sales and Marketing of Fugate and Associates, Inc./ERS Imaging Supplies, Inc., a private corporation engaged in the collection and distribution of empty printer cartridges since January 1996. From 1993 to 1996, Mr. Daidone served as Director of Mass Merchant Operations with Nashua Corporation, a company engaged in the manufacturing of coated products.

         Mr. Coldrick has served as a Director of the Company since June 1997. Mr. Coldrick is also a Director of Focus Enhancements, Inc., a Delaware corporation, where he has served since 1993. See "Certain Transactions". Mr. Coldrick is retired. Prior to his retirement, Mr. Coldrick served in various senior capacities with Apple Computer and Unisys Corporation. Mr. Coldrick currently acts as an investor in and a consultant to several companies.

         Mr. Reames has served as a Director of the Company since June 1997. For the last five years, Mr. Reames has served as Chairman of Argent Securities, Inc., an investment banking firm headquartered in Atlanta, Georgia. See "Certain Transactions."

MEETINGS OF THE BOARD

         The Board of Directors held a total of six meetings during the year ended December 31, 1998. Each of the Directors attended at least 75 percent of the meetings of the Board of Directors except director L. Philip Reames, who attended four of the six meetings of the Board. Additionally, during 1998 the Compensation Committee met once and the Executive and Audit committees did not meet.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board has the responsibility for establishing broad corporate policies and for the overall performance of the Company. In July 1997, the Board established three committees to assist it in carrying out its duties. The standing committees of the Board are the Executive Committee, the Audit Committee and the Compensation Committee.

         The Executive Committee is authorized to meet between meetings of the Board and to exercise the powers of the Board, subject to limitations imposed by law.

         The Audit Committee is responsible for maintaining communications between the Board and the Company's independent auditors, monitoring performance of the independent auditors, reviewing audit scope and results, reviewing the organization and performance of the Company's internal systems of audit and financial controls, and recommending the retention or, where appropriate, the replacement of independent auditors.

         The Compensation Committee's responsibilities include reviewing and approving compensation policies and practices for all executive officers and for fixing the total compensation of the executive officers. The Compensation Committee also administers the Company's 1996 Stock Option Plan.

EXECUTIVE OFFICERS

        The following list reflects the Company's executive officers as of the date of this Form 10-KSB/A, the capacity in which they serve the Company, and when they took office:


                                                                                                        EXECUTIVE
NAME                                   AGE     POSITION                                               OFFICER SINCE
----                                   ---     --------                                               -------------
Slav Stein.........................     54     President and Chief Executive Officer                      1983

Roman Briskin......................     49     Executive Vice President and Secretary                     1984

George Baldwin.....................     54     Vice President, Chief Financial Officer                    1999
                                               and Treasurer

BUSINESS EXPERIENCE

         SLAV STEIN. See the biographical information contained in "Board of Directors".

         ROMAN BRISKIN. See the biographical information contained in "Board of Directors".

        GEORGE BALDWIN joined the Company in March 1999. Prior to joining the Company, Mr. Baldwin was, (i) from April 1997 until December 1998 the Chief Financial Officer of Metalithic Systems, Inc., a company engaged in the development of advanced hardware for the digitization and transmission of voice and data over the Internet and over telephone networks, (ii) from May 1996 to April 1997 the Chief Operating Officer of Sybervision Systems, Inc., a direct marketing company, and (iii) from August 1994 to May 1996, the Chief Financial Officer of EScan, Inc., a company engaged in the development of hardware and software for the digitization and transmission of images over telephone networks and dedicated communications lines.

SIGNIFICANT EMPLOYEES

        MARTIN GERBER has served as Vice President of Marketing since joining the Company in March 1997. Prior to March 1997, Mr. Gerber had served as President and Chief Executive Officer of Cannon Telephone and Communication Limited, a company engaged in sales, marketing and business consulting, which he founded in 1994. Prior thereto Mr. Gerber was a national sales manager for Gemini Industries, Inc., a manufacturer and distributor of customer electronic accessories.

FAMILY RELATIONSHIPS

        There are no family relationships between or among any of the directors and executive officers of the Company.

COMPLIANCE WITH SECTION 16(A)

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the Company's fiscal year ended December 31, 1997 and any Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, and any written representations referred to in subparagraph (b)(2)(i) of Item 405 of Regulation S-B, except as set forth below, no person who at any time during the fiscal year ended December 31, 1998 was a Director, officer or, to the knowledge of the Company, a beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, failed to file on a timely basis, as disclosed in Forms 3, 4 and 5, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 1998. L. Phillips Reames, who became a Director of the Company in May 1997 and was granted options to purchase 12,000 shares of the Company's Common Stock, has not to date filed a Form 3 or a Form 5 to reflect his directorship or stock options.

ITEM 10. EXECUTIVE COMPENSATION

         The following table shows remuneration paid or accrued by the Company during the year ended December 31, 1998 and for each of the two preceding years, to the Chief Executive Officer and to each of the other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000:


                                                                       LONG-TERM COMPENSATION
                                                               ----------------------------------------
                                                                        AWARDS
                                                               ----------------------
                                                                                                         ALL OTHER
                                                               RESTRICTED                                 COMPEN-
      NAME AND                       SALARY        BONUS         STOCK        OPTION/                      SATION
 PRINCIPAL POSITION       YEAR         ($)         ($)(1)        AWARDS       SARS(#)        PAYMENTS      (2)(3)
-------------------       ----       ------        -----       ----------     -------        --------    ---------
Slav Stein                1998       $164,423    $                 -              100,000        -            $6,000
                          1997        149,723        62,516        -              290,250        -             6,000
                          1996        122,477        -             -              100,000        -                 -

Roman Briskin             1998       $164,423    $                 -              100,000        -            $6,000
                          1997        149,723        62,516        -              290,250        -             6,000
                          1996        122,477         -            -              100,000        -             -

------------------------------------

(1) Bonus is based on a percentage of pre-tax income in accordance with existing employment agreements. See "Employment Agreements."

(2) Does not include compensation paid to the executive to allow the executive to pay taxes on the Company's income incurred while the Company was an S corporation for federal income tax purposes and interest on promissory notes due to Messrs. Stein and Briskin from the Company. See "Certain Relationships and Related Transactions."

(3) Messrs. Stein and Briskin receive an automobile allowance of $6,000 per year. See "Employment Agreements.

OPTION GRANTS DURING LAST FISCAL YEAR

         The following table sets forth information concerning options granted during the fiscal year ended December 31, 1998 to the persons named in the preceding summary compensation table under the caption "Executive Compensation."

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                Individual Grants

(a)                                 Number of
                                    Securities            % of Total
                                    Underlying           Options/SARs
                                     Options/             Granted to            Exercise
                                       SARs              Employees in           or Base               Expiration
                                    Granted(#)           Fiscal Year          Price ($/Sh)               Date
------------------------------------------------------------------------------------------------------------------------
             Name
------------------------------------------------------------------------------------------------------------------------
Slav Stein                                 100,000          38.2%                   1.50               7/23/2008

Roman Briskin                              100,000          38.2%                   1.50               7/23/2008

---------------------------
* Options were originally issued with an exercise price of $3.35 per share. Options were repriced on October 30, 1998 to an exercise price of $1.50 per share.

AGGREGATED OPTIONS EXERCISED DURING LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

         The following table also sets forth information concerning the value of unexercised stock options at the end of the 1998 fiscal year for the persons named in the preceding summary compensation table under the caption "Executive Compensation."


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES
           (a)                       (b)                     (c)                     (d)                      (e)
                                                                                  Number of
                                                                                  Securities               Value of
                                                                                  Underlying              Unexercised
                                                                                 Unexercised             In-the-Money
                                                                                 Options/SARs            Options/SARs
                                                                                at FY-End (#)            at FY-End ($)
                               Shares Acquired              Value
                                 on Exercise              Realized               Exercisable/            Exercisable/
           Name                      (#)                     ($)                Unexercisable           Unexercisable*
----------------------------------------------------------------------------------------------------------------------
Slav Stein                            -                       -                175,000/215,250                0/0

Roman Briskin                         -                       -                175,000/215,250                0/0

----------------------
* Computed based upon the difference between the closing price of the Common Stock at December 31, 1998 (1 5/16) and the exercise price of the options ($1.50). No value has been assigned to options which are not in the money.

COMPENSATION OF DIRECTORS

         Directors who are not employees of the Company annually receive options to acquire 25,000 shares of Common Stock, at the closing price of the Common Stock on the date of grant. These options vest immediately. Directors also receive $3,000 per year for service on the Board of Directors and on committees of the Board of Directors. Directors who are employees of the Company receive no additional compensation for their service on the Board of Directors. All Directors are also reimbursed for expenses incurred in attending Board meetings.

EMPLOYMENT AGREEMENTS

         On February 19, 1997, in connection with the IPO, Messrs. Stein and Briskin each entered into an employment agreement with the Company. The term of such employment agreements (subject to earlier termination for cause) are for an initial period of five years and will thereafter continue for successive one-year terms unless canceled by either party. During the term of such employment agreements, Messrs. Stein and Briskin will each receive a salary of $150,000 per year, which salary will increase annually by 10 percent of the prior year's salary plus the increase in the consumer price index, which annual increase may not, in any event, exceed 20 percent of the prior year's salary. In addition,

Messrs. Stein and Briskin will each be entitled to receive an annual bonus equal to five percent of the Company's pre-tax net income in each fiscal year. The Company provides each of Messrs. Stein and Briskin with an automobile allowance of $500 per month and a term life insurance policy in the amount of $500,000.

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

STOCK OPTION PLAN

         The Company has adopted the 1996 Stock Option Plan (the "1996 Plan"). Pursuant to the 1996 Plan, options to acquire a maximum of 265,000 shares of Common Stock may be granted to directors, executive officers, employees (including employees who are directors), independent contractors and consultants of the Company. At the date of this Form 10-KSB/A, options to purchase 233,300 options have been granted under the 1996 Plan, 141,799 of which are presently vested. On October 30, 1998, the exercise price of all outstanding employee, officer and director options was repriced to an exercise price of $1.50 per share.

         The 1996 Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee determines which persons will receive options and the number of options to be granted to such persons. The Compensation Committee also interprets the provisions of the 1996 Plan and makes all other determinations that it may deem necessary or advisable for the administration of the 1996 Plan.

         Pursuant to the 1996 Plan, the Company may grant both ISOs (Incentive Stock Options) and NQSOs (Non-Qualified Stock Options). The price at which the Company's Common Stock may be purchased upon the exercise of options granted under the 1996 Plan are required to be at least equal to the per share fair market value of the Common Stock on the date particular options are granted. Options granted under the 1996 Plan may have maximum terms of not more than 10 years and are not transferable, except by will or the laws of descent and distribution. None of the ISOs under the 1996 Plan may be granted to an individual owning more than 10 percent of the total combined voting power of all classes of stock issued by the Company unless the purchase price of the Common Stock under such option is at least 110 percent of the fair market value of the shares issuable on exercise of the option determined as of the date the option is granted, and such option is not exercisable more than five years after the grant date.

         Generally, unless otherwise determined by the Compensation Committee or the Board of Directors, options granted under the 1996 Plan remain outstanding and may be exercised at any time up to three months after the person to whom such options were granted is no longer employed or retained by the Company or serving on the Company's Board of Directors.

         Pursuant to the 1996 Plan, unless otherwise determined by the Compensation Committee, one-third of the options granted to an individual are exercisable upon grant, one-third are exercisable on the first anniversary of such grant and the final one-third are exercisable on the second anniversary of such grant. However, options granted under the 1996 Plan shall become immediately exercisable if the holder of such options is terminated by the Company or is no longer a director of the Company, as the case may be, subsequent to certain events which are deemed to be a "change in control" of the Company. A "change in control" of the Company generally is deemed to occur when
(i) any person becomes the beneficial owner of or acquires voting control with respect to more than 20 percent of the Common Stock (or 35 percent if such person is a holder of Common Stock on the effective date of the IPO) (ii) a change occurs in the composition of a majority of the Company's Board of Directors during a two-year period, provided that a change with respect to a member of the Company's Board of Directors shall be deemed not to have occurred if the appointment of a member of the Company's Board of Directors is approved by a vote of at least 75 percent of the individuals who constitute the then existing Board of Directors; or (iii) the Company's shareholders approve the sale of substantially all of the Company's assets.

         ISOs granted under the 1996 Plan are subject to the restriction that the aggregate fair market value (determined as of the date of grant) of options which first become exercisable in any calendar year cannot exceed $100,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of this date, certain information regarding the Common Stock, owned of record or beneficially by (i) each person who owns beneficially more than 5% of the outstanding Common Stock; (ii) each of the Company's directors and named executive officers; and (iii) all directors and executive officers as a group.


                                                                                         BENEFICIAL OWNERSHIP
                                                                                          OF COMMON STOCK(1)
NAME OF BENEFICIAL OWNER(1)                                                            SHARES             PERCENT
------------------------                                                               ------             -------
Slav Stein(2)                                                                                981,007            29.4%
Roman Briskin(2)                                                                             981,007            29.4%
Terrence R. Daidone(3)                                                                        40,000             1.3
William B. Coldrick(3)                                                                        37,000             1.2
L. Phillips Reames(3)                                                                         37,000             1.2
All directors and executive officers as a group (6 persons)(4)                             2,080,014            57.2%

-------------------

*Less than one percent

(1) Unless otherwise indicated, each person named in the table has the sole voting and investment power with respect to the shares beneficially owned. The address for each beneficial owner is c/o the Company, 1810 N.E. 144th Street, North Miami, Florida 33181.

(2) Includes (i) 806,007 shares of Common Stock owned of record, and (ii) 175,000 shares of Common Stock issuable to each of Messrs. Stein and Briskin upon the exercise of vested stock options exercisable at $1.50 per share. Excludes options to purchase 215,250 shares of Common Stock, which options are not currently vested.

(3) Shares of Common Stock issuable upon the exercise of vested stock options (or options vesting in the next 60 days), all of which are exercisable at $1.50 per share.

(4) Includes options to purchase 468,000 shares of Common Stock which are currently vested or which will become vested in the next 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In July 1996, the Company entered into a five year lease with RSB Holdings, Inc., a Florida corporation ("RSB Holdings"), pursuant to which the Company leases its corporate headquarters and warehouse in North Miami, Florida. The Company makes annual payments under such lease in the amount of approximately $43,200. Messrs. Stein and Briskin each own 50 percent of RSB Holdings, and are its sole officers and directors.

         Immediately prior to the IPO (February 13, 1997), Messrs. Stein and Briskin, who owned all of the outstanding stock of AESP Computerzuberhor GmbH, a German company, and Advanced Electronic Support Products Computertillbehor i Sweden Aktiebolag, a Swedish company, contributed their interests in said corporations to the Company for no additional consideration.

         In February 1997, the Company issued two Principal Shareholders' Notes, each in the amount of $869,562. The Principal Shareholders' Notes bore interest at a rate of one percent over the prime rate, payable monthly. Principal and accrued but unpaid interest was due February 19, 2005. The Principal Shareholders' Notes were originally convertible into Common Stock of the Company at a conversion price of $4.00 per share. In February and March 1997, the Company paid Messrs. Stein and Briskin an aggregate of $300,000 ($150,000 each) as a prepayment of a portion of the Principal Shareholders' Notes. Effective December 31, 1998, the Company's principal shareholders converted the Principal Shareholders Notes into an aggregate of 799,514 shares of Common Stock (399,757 each). The conversion price was $1.80 per share. The conversion price was determined by the Board, after negotiation with the principal shareholders, and represented a 31% premium over the price of the Common Stock on the conversion date. The conversion, which amended the terms of the Principal Shareholders' Notes to lower the conversion price, was effected in order to save the Company interest on the notes and to increase the net worth of the Company.

         In July 1995, US Advantage Corporation, a Florida corporation ("US Advantage") loaned the Company $120,000, pursuant to a demand promissory note, at an interest rate of 8.5 percent per annum. During 1997, the Company paid $125,350 to US Advantage in satisfaction of all the principal and a portion of the interest on this note. Messrs. Stein and Briskin each own 50 percent of the issued and outstanding capital stock of US Advantage. Approximately $33,000 of accrued but unpaid interest remains outstanding under this note.

         Argent Securities, Inc. ("Argent"), acted as one of the managing underwriters in the IPO. Pursuant to the Underwriting Agreement, dated February 13, 1997, between Argent and the Company, among other parties, Argent was provided the right to designate a nominee for election to the Board. Mr. Reames, who serves as Chairman of Argent, also serves on the Company's Board as Argent's nominee Director.

         In September 1997, the Company acquired the assets of the networking division of Focus Enhancements, Inc. ("Focus"). The Company also is a supplier to Focus. Mr. Coldrick, who serves as a Director on the Board, also serves as a member of the Board of Directors of Focus.

         The Company believes that all the foregoing related-party transactions were on terms, as a whole, no less favorable to the Company than could reasonably be obtained from unaffiliated third parties. Since the IPO, all transactions with affiliates have been approved by a majority of disinterested directors of the Company and on terms no less favorable to the Company than those that are generally available from unaffiliated third parties.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 30th day of April, 1999.

                                          ADVANCED ELECTRONIC SUPPORT PRODUCTS,
                                          INC.


                                          By:    /S/ SLAV STEIN
                                             -----------------------
                                               Slav Stein, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                   SIGNATURE AND TITLE                                               DATE
                   -------------------                                               ----
   /S/ SLAV STEIN                                                               April 30, 1999
----------------------------------------------------------
     Slav Stein
     President, Chief Executive Officer and
     Director

   /S/ ROMAN BRISKIN                                                            April 30, 1999
----------------------------------------------------------
     Roman Briskin
     Executive Vice President, Secretary
     and Director

 /S/ GEORGE BALDWIN                                                             April 30, 1999
----------------------------------------------------------
     George Baldwin
     Vice President, Chief Financial
     and Accounting Officer and Treasurer

   /S/ TERRENCE R. DAIDONE                                                      April 30, 1999
----------------------------------------------------------
     Terrence R. Daidone
     Director

   /S/ WILLIAM B. COLDRICK                                                      April 30, 1999
----------------------------------------------------------
     William B. Coldrick
     Director

   /S/ L. PHILLIPS REAMES                                                       April 30, 1999
----------------------------------------------------------
     L. Phillips Reames
     Director