Form 10-Q
period 1999-03-31
ADVANCED ELECTRONIC SUPPORT PRODUCTS INC
filed 1999-05-17
CIK 1026744

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

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

                                        Yes    [X]              No [ ]

         The number of shares outstanding of the issuer's Common Stock, as of May 15, 1999, is 3,167,921 shares.

Transitional Small Business Disclosure Format (check one)

                                        Yes [ ]                 No [X]

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                               PAGE
                                                                                                               ----
Item 1.           FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited).................................................................1

Condensed Consolidated Statements of Income (Unaudited)...........................................................2

Condensed Consolidated Statements of Shareholders' Equity (Unaudited).............................................3

Condensed Consolidated Statements of Cash Flows (Unaudited).......................................................4

Notes to Condensed Consolidated Financial Statements (Unaudited)..................................................5

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION............................................................................9

                           PART II. OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS..............................................................................14

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................14

Item 3.           DEFAULTS UPON SENIOR SECURITIES................................................................14

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..........................................14

Item 5.           OTHER INFORMATION..............................................................................14

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K...............................................................14

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          MARCH 31,
                                                                             1999                 DECEMBER 31,
                                                                         (UNAUDITED)                  1998
----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
    Cash                                                                  $  1,214,542              $  1,407,106
    Accounts receivable, net of allowance for doubtful accounts of
    $85,478 at March 31, 1999 and $209,000 at December 31, 1998              3,267,604                 3,037,807
    Inventories                                                              6,244,418                 6,157,889
    Prepaid expenses and other current assets                                  617,793                   424,164
----------------------------------------------------------------------------------------------------------------
Total current assets                                                        11,344,357                11,026,966
PROPERTY AND EQUIPMENT, NET                                                    602,632                   635,667
INTANGIBLE ASSETS, NET                                                         899,013                   637,613
OTHER ASSETS                                                                    91,027                   114,658
----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $  12,937,029                12,414,904
----------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
    Notes Payable                                                         $  2,466,195              $  2,472,895
    Accounts payable and accrued expenses                                    2,755,904                 3,538,313
    Income taxes payable                                                       686,850                   425,461
    Other Current Liabilities                                                  274,569                    94,380
----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                    6,183,518                 6,531,049
LONG TERM LIABILITIES                                                          433,030                   221,126
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                            6,616,548                 6,752,175
----------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
    Preferred stock, $.001 par value; 1,000,000 shares authorized;
    none issued                                                                     --                        --
    Common stock, $.001 par value; 20,000,000 shares authorized;
    issued: 3,167,921 at March 31, 1999 and 3,081,715 at
    December 31, 1998                                                            3,168                     3,082
    Paid-in capital                                                          9,513,816                 9,363,902
    Retained earnings                                                      (3,086,435)               (3,569,399)
    Cumulative foreign currency translation adjustment                       (110,068)                 (134,856)
----------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                   6,320,481                 5,662,729
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $  12,937,029                12,414,904
----------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
--------------------------------------------------------------------------------

                                                     1999             1998
--------------------------------------------------------------------------------
NET SALES                                         $  6,445,688      $  5,617,906
--------------------------------------------------------------------------------

OPERATING EXPENSES:

    Cost of sales                                    3,460,656         3,047,651

    Selling, general and administrative
         expenses                                    2,291,955         2,203,968
--------------------------------------------------------------------------------

Total operating expenses                             5,752,611         5,251,619
--------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                 693,077           366,287

Other (expense):

    Interest                                          (42,366)          (43,527)

    Other                                             (59,047)             1,792
--------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                             591,664           324,552

Provision for income taxes                             108,700            80,149
--------------------------------------------------------------------------------

NET INCOME                                          $  482,964        $  244,403
--------------------------------------------------------------------------------

Net income per common share                               $.16            $  .11
Net income per common share
- assuming dilution                                       $.15            $  .10
--------------------------------------------------------------------------------

         SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                     ACCUMULATED
                                                                       RETAINED          OTHER                          TOTAL STOCK-
                                        COMMON         PAID-IN         EARNINGS      COMPREHENSIVE     COMPREHENSIVE      HOLDERS'
                                        STOCK          CAPITAL         (DEFICIT)         INCOME           INCOME          EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999              $   3,082      $ 9,363,902    $ (3,569,399)  $(134,856)                         $ 5,662,729


Net income                                      -                -         482,964                     482,964              482,964

Shares issued in conjunction with
acquisition of CCCI                             86         149,914                                                          150,000


Foreign currency translation adjustment                                                 24,788          24,788               24,788
                                                                                                        ------
                                                                                                        507,752
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                $  3,168      $ 9,513,816     $(3,086,435)   (110,068)                         $ 6,320,481
------------------------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

 THREE MONTHS ENDED MARCH 31,                                                       1999                    1998
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net income                                                            $     482,964           $     244,403
     Adjustments to reconcile net income to net cash
     used in operating activities:
     Provision for losses on accounts receivable                                  19,413                  32,426
     Depreciation and amortization                                                62,626                  68,876
     (Increase) decrease, net of business acquired, in:
         Accounts receivable                                                     336,135               (417,224)
         Inventories                                                             31,892                (467,707)
         Income Tax Receivable                                                  (89,212)
         Prepaid expenses and other current assets                             (104,417)                   4,925
         Deferred tax assets                                                      28,409
     Increase (decrease) in:
         Other Assets                                                            (4,778)                 (9,914)
         Accounts payable and accrued expenses                               (1,310,528)               (155,102)
         Income taxes payable                                                    261,389               (196,206)
         Other liabilities                                                        93,884                (46,134)
         DEFERRED TAX LIABILITY                                                   26,684
                                                                            ------------              ---------
NET CASH USED IN OPERATING ACTIVITIES                                          (165,539)               (941,657)
---------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
     Cash from acquisition                                                       339,812
     Additions to property and equipment                                         (3,290)               (116,306)
     Acquisition of business                                                   (299,451)
                                                                            ------------              ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              37,071                (116,306)
---------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
     Net proceeds (payments) on borrowings                                        60,932               1,564,922
     Eliminate overdraft                                                        (67,632)
     Increase in long-term debt                                                 (82,184)
                                                                            ------------              ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                       (88,884)               1,564,922
----------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                (217,352)                506,959
     Effect of exchange rate changes in cash                                      24,788                (13,339)
CASH, AT BEGINNING OF YEAR                                                     1,407,106                 424,036
----------------------------------------------------------------------------------------------------------------
CASH, AT END OF PERIOD                                                      $  1,214,542              $  917,656
-------------------------------------------------------------------------------------------------------------------
Supplemental information:
     Cash paid for:
              Interest                                                        $  46,194               $   53,716
              Taxes                                                           $      00               $  270,472

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.




2.      ACQUISITIONS

In March 1999, the Company completed the acquisition of the assets of Communication Components Company, Inc. ("CCCI"), a manufacturer of network connectivity products and systems, for $800,000, payable $250,000 in cash, $150,000 through the issuance of 86,206 shares of common stock of the Company, assignment to the seller of a CCCI account receivable in the amount of $100,000 and a $300,000 note payable with interest at 8% per year over three years. This acquisition was accounted for under the purchase method, whereby the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values. The excess cost over net assets acquired amounted to approximately $289,000. This amount will be amortized over ten years.

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

The following unaudited pro forma information presents the results of operations of the Company as if these acquisition had occurred on January 1, 1998:

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                AND SUBSIDIARIES

            THREE MONTHS ENDED MARCH  31,                1999              1998
-------------------------------------------------------------------------------

Net sales                                        $  6,677,305      $  6,027,584
Net income (loss)                                     505,403           139,578
Net income (loss) per
         common share                            $        .06      $        .06
Net income (loss) per common
         share - assuming dilution               $        .15      $        .06

The unaudited pro forma information assumes the amortization of the excess cost over net assets acquired and the elimination of intercompany sales.

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                AND SUBSIDIARIES

3.      EARNINGS PER SHARE

The following reconciles the components of the earnings per share (EPS) computation:

FOR THE THREE MONTHS ENDED MARCH 31,                 1999                                   1998
-------------------------------------------------------------------------------------------------------------------

                                      INCOME        SHARES      PER-SHARE    INCOME        SHARES      PER-SHARE
                                   (NUMERATOR)   (DENOMINATOR)   AMOUNT   (NUMERATOR)   (DENOMINATOR)    AMOUNT
-------------------------------------------------------------------------------------------------------------------
         Earnings per common share
    Net income available to common

                      Shareholders $     482,964     3,111,408  $     0.16   $  244,403     2,282,201  $     0.11

    Effect of Dilutive Securities:
       Exercisable options to purchase
              shares of common stock                   171,031                                 27,111
                 Convertible notes                                              21,875        359,781
-------------------------------------------------------------------------------------------------------------------

    Net income available to common
         Shareholders plus assumed
                       conversions $     482,964     3,282,439  $     0.15   $  266,278     2,669,092  $     0.10
-------------------------------------------------------------------------------------------------------------------



The convertible stockholder notes amounting to $1,439,125 were convertible at $4.00 per share and were considered dilutive for the three months ended March 31, 1998. These notes were converted into common shares on December 31, 1998.

For the three months ended March 31, 1999 and 1998, the average number of exercisable options that are considered dilutive is 171,031 and 27,111, respectively.

Options to purchase 23,000 shares, 40,000 shares and 90,000 shares of common stock at $2.13, $2.13, and $3.69 per share, respectively, were outstanding during 1999, but not included in the computation of diluted EPS as the options' exercise price was greater than the average market price of the common shares. The options with expirations from 2006 to 2007 were outstanding at March 31, 1999.

Options to purchase 200,000 shares, 360,500 shares, 36,000 shares, 23,000 shares, 40,000 shares and 120,000 shares of common stock at $6.00, $6.00, $5.88, $4.00, $6.00, and $3.69 per share, respectively, were outstanding during 1998, but not included in the computation of diluted EPS as the options' exercise price was greater than the average market price of the common shares. The options with expirations from 2002 to 2007 were outstanding at March 31, 1998.

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                AND SUBSIDIARIES

4.       SUBSEQUENT EVENT

On April 12, 1999 the Board of Directors issued a total of 80,200 options to purchase shares of the Company's common stock, at a price per share of $1.625, to officers and employees of the Company. The options issued to officers and employees mature in 10 years and vest over a four year period.

              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-QSB CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THE FOLLOWING:
COMPETITION FROM OTHER MANUFACTURERS AND DISTRIBUTORS OF CONNECTIVITY AND NETWORKING PRODUCTS BOTH NATIONALLY AND INTERNATIONALLY; THE BALANCE OF THE MIX BETWEEN ORIGINAL EQUIPMENT MANUFACTURER SALES (WHICH HAVE COMPARATIVELY LOWER GROSS PROFIT MARGINS WITH LOWER EXPENSES) AND RETAIL SALES (WHICH HAVE COMPARATIVELY HIGHER GROSS PROFIT MARGINS WITH HIGHER EXPENSES) FROM PERIOD TO PERIOD; AND THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING AND ASSEMBLY OF PRODUCTS AND THE ABSENCE OF SUPPLY AGREEMENTS. THESE AND ADDITIONAL FACTORS ARE DISCUSSED HEREIN. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN INVOLVE AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING), ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENT. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR 1998.

RESULTS OF OPERATIONS

         On March 5, 1999, the Company acquired the assets of Communications Component Company, Inc. ("CCCI") for $800,000, payable $250,000 in cash at closing, $150,000 through the issuance of 86,206 shares of the Company's common stock, the assignment to the Seller of a CCCI account receivable in the amount of approximately $100,000, and a $300,000 Note, bearing interest at the rate of 8% per annum and payable over a three year period. The acquisition has been accounted for under the purchase method of accounting and results of operations of CCCI are included from the effective date of the acquisition.

         For the three month period ended March 31, 1999, the Company had consolidated net sales of $6.45 million, an increase of 14.7% over consolidated net sales of $5.62 million for the same period of 1998. During the three month period of 1999, domestic sales to customers increased $1.0 million. Of this increase, $178,000 was attributable to sales by CCCI which the Company acquired in March, 1999. Of the remaining $822,000 sales increase, approximately 68% was attributable to OEM sales, reflecting continuing favorable results of marketing efforts commenced by the Company during 1998, and the balance was attributable to an increase in retail sales. Sales to international customers increased $543,000 or 22%. Of this increase, approximately 275,000, or 50.6%, were new sales attributable to the Company's Ukrainian subsidiary, which was acquired during the fourth quarter of 1998, and the balance was attributable to increased sales from the Company's Sweden and Norway sales offices.

         The Company's gross margin was $2.99 million for the quarter ended March 31, 1999, an increase of 16.1% over gross margin of $2.57 million for the comparable period of 1998. Gross margin as a percentage of net sales was 46.3% for the 1999 quarter, compared to a gross margin percentage of 45.8% for the 1998 quarter. The overall improvement in gross margin percentage is attributable to gross margin percentage increases at each of the Company's foreign offices, offset by a slightly lower gross margin percentage for the Company's domestic sales, reflecting the strong increase in domestic OEM sales which characteristically have a lower gross margin than retail sales.

         SG&A expenses were $2.29 million for the quarter ended March 31, 1999, an increase of 4.0% over SG&A expenses of $2.20 million for the comparable period of 1998. This limited increase in SG&A expenses reflects the achievement of the Company's stated objective at the end of the third quarter of 1998, which was to implement a program of cost and expense containment in response to the cessation of business revenues and profits from sales to the Company's Russian distributor during that quarter.

         As a result of improvement in gross margin and the containment of SG&A expenses, the Company reported income from operations of $693,000 for the quarter ended March 31, 1999, an increase of $327,000 or 89.2% over income from operations of $366,000 for the comparable period of 1998.

         Interest expense was $42,000 for the quarter ended March 31, 1999, a slight decrease from interest expense of $44,000 for the comparable period of 1998. Other expenses were $59,000 for the quarter ended March 31, 1999, a material increase over other expenses of $2,000 for the comparable period of 1998. The primary components of this increase were amortization of goodwill pertaining to the Company's acquisition of Focus Enhancements, plus negative foreign currency adjustments in 1999. During the same period of 1998, the amortization of the Focus goodwill was offset by with a positive foreign currency adjustment.

         As a result of the foregoing, the Company's net income for the quarter ended March 31, 1999 was $483,000, an increase of $239,000 or 97.9% over net income of $244,000 for the comparable period ended March 31, 1998.

         At March 31, 1999, basic shares outstanding were 3,111,408, an increase of 36% over basic shares outstanding at March 31, 1998 of 2,282,201. The increase was due primarily to the issuance of 799,514 shares on December 31, 1998 in exchange for a $1,439,725 in convertible notes due from the Company, plus the issuance on March 1, 1999 of 86,206 shares in conjunction with the acquisition of CCCI. Average fully diluted shares outstanding increased by 22.99%, to 3,282,439 shares from 2,669,092 shares, as additional options to purchase the Company's common stock became dilutive as a result of a repricing of employee options at year end 1998. Reflecting these increases in average primary and fully diluted shares, primary earnings per share increased 45.5%, to $.16 per share for the quarter ended March 31, 1999 from $.11 per share for the comparable period of 1998, and fully diluted earnings per share increased 50%, to $.15 per share for the quarter ended March 31, 1999, from $.10 per share for the comparable period in 1998.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations primarily with cash flow from operations and with borrowings under its available credit lines.

         At March 31, 1999, the Company's working capital was $5.16 million, and its current ratio was 1.83:1, compared to working capital of $4.50 million and a current ratio of 1.69:1 at December 31, 1998. The primary reason for these improvements in both working capital and current ratio were a decrease of $1.0 million in accounts payable and accrued expenses, combined with increases in both inventory and prepaid expenses, which offset a slight reduction in cash.

         At March 31, 1999, accounts receivable were $3.27 million, an increase of 7.5% over accounts receivable of $3.04 million at December 31, 1998. This increase was primarily attributable to a reduction in allowance for bad debts, reflecting the Company's successful collection of receivables that were delinquent at year end 1998 and an improvement in the quality and composition of the company's current receivable portfolio. At March 31, 1999, accounts payable and accrued expenses were $2.76 million, a decrease of approximately 22% from accounts payable and accrued expenses of $3.54 million at December 31, 1998.

         As of March 31, 1999, notes payable, representing borrowings from a financial institution under the Company's line of credit, were essentially unchanged at $2.37 million from borrowings at December 31, 1998. This reflects the increase in inventory and receivables pertaining to business with customers outside the United States, which are generally not financed under the Company's line of credit.

         For the quarter ended March 31, 1999, net cash used in operations was $166,000, as the Company's net income of $483,000 plus decreases in reserve for bad debts and increases in long term debt and income tax refunds receivable were applied primarily to a reduction in accounts payable and accrued expenses. During the comparable period in 1998, cash used in operations was $942,000, and was used primarily to reduce accounts payable and income taxes and increase accounts receivable and inventory.

         For the quarter ended March 31, 1999, net cash used in financing activities was $89,000, reflecting an increase in long term debt applied to the payment of certain short term financial obligations. During the same period, net cash provided by investing activities was $37,000, primarily as a result of the CCCI acquisition.

         During the first quarter of 1999, the Company renegotiated its revolving line of credit with a financial institution, which decreased the Company's credit facility to $3.5 million from $4.5 million. Borrowings under the line of credit bear interest at the rate of prime plus .75% over prime. The amount of the line available for borrowing by the Company is based on specific percentages of the Company's U.S. based receivables and inventories. The line of credit is secured by a lien not only on the Company's U.S. accounts receivable and inventories, but also on all the Company's other assets. As of April 30, 1999, $2,374,000 was outstanding under the credit line and $8,262 was available for borrowing under the line of credit, based on applicable borrowing base formulas.

         Also during the first quarter of 1999, the Company negotiated an extension in the maturity date of its line of credit with the financial institution, to June 1, 1999. Under the terms of this extension, borrowings by the Company became secured not only by the accounts receivable, inventories and other assets of the Company, but also by the personal guarantees of two officers of the Company who are also the largest shareholders of the Company. Under the terms of its loan agreement with the financial institution, the Company is required to comply with certain affirmative and negative covenants, including but not limited to further borrowings and the payment of dividends. The Company is also required to maintain certain financial benchmarks and ratios, including but not limited to a benchmark related to the Company's adjusted tangible net worth as defined in the loan agreement, the ratio of the Company's senior liabilities to its subordinated liabilities and adjusted tangible net worth and the ratio of the Company's cash flow to debt service requirements.

         As of March 31, 1999, the Company was not in compliance with all but one of the aforementioned benchmarks and ratios. Subsequently, the Company requested of and received from the financial institution a modification of these benchmarks and ratios, so that, as of March 31, 1999, the Company was in full compliance with the modified benchmarks and ratios. The Company has also submitted a request to the financial institution for an extension of the maturity date of its line of credit beyond June 1, 1999. As of the date of this filing, the Company had been advised by its existing financial institution that, in light of the Company's improved operating results and strengthened financial position, a 90 day extension of the maturity date is under favorable consideration. The

Company has not, however, received a written confirmation of any such maturity extension.

         The Company is actively negotiating with several financial institutions, in an effort to secure new borrowing facilities to replace its current credit facility and to finance its anticipated growth and expansion both in the U.S. and abroad. The Company believes its efforts to locate one or more new financial institutions will be successful. However, there can be no assurance that it will receive financing from a new financial institution. If the Company cannot negotiate a further extension of its existing line of credit beyond its June 1, 1999 maturity date, and is unable to locate one or more new financial institutions, the Company's business may be materially and adversely affected.

         The Company believes that the combination of its current working capital position, internally generated cash flow and its existing or a new line of credit will be sufficient to fund the Company's operations for the balance of its fiscal year ending December 31, 1999.

         The Company does not believe that inflation has had a material effect on its financial condition or operating results for the last several years, and the Company has historically been able to pass along any increased costs in the form of adjustments to the prices it charges to its customers.

         The Company has substantially completed its assessment of the potential impact of year 2000 related problems on its operations, including its information technology systems (such as its computer systems) and its non-information technology systems (such as its plant and equipment and its manufacturing-and assembly processes). With respect to its information technology systems, the Company believes that its computer systems are presently year 2000 compliant. The Company is currently completing an update of its computer system, in order to have computer systems capable of handling the projected growth and diversification of the Company's current business and future acquiree entities. The Company has been assured by the company that designed the system that its updated computer system is also year 2000 compliant. Beyond the above described remediation effort by the Company in connection with its information technology systems, the Company does not anticipate any material remediation programs with respect to its non-information technology systems. The Company expects that the payments to date and final costs of its new systems will aggregate approximately $160,000. Consequently, the Company, having substantially completed its assessment and remediation efforts, has a reasonable belief that it no longer has any material exposure to the year 2000 problem.

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

                  None

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           27.1     Financial Data Schedule

                  (b)      Reports on Form 8-K

                           The Company filed a Current Report on Form 8-K under
                           Item 5 on January 11, 1999

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ADVANCED ELECTRONIC SUPPORT
                                  PRODUCTS, INC.

Date: May 17, 1999                By: /s/ George Baldwin
                                     -------------------------------------------
                                     George Baldwin, Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT   DESCRIPTION
-------   -----------

 27.1     Financial Data Schedule