Form 10-Q
period 1999-06-30
ADVANCED ELECTRONIC SUPPORT PRODUCTS INC
filed 1999-08-20
CIK 1026744

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from __________ to __________

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

                                 Yes [X] No [ ]

         The number of shares outstanding of the issuer's Common Stock, as of June 30, 1999, is 3,167,921 shares.

Transitional Small Business Disclosure Format (check one)

                                 Yes [ ] No [X]

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Item 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet at December 31, 1998 and
         June 30, 1999 (unaudited)............................................3

         Condensed Consolidated Statements of Income for the three months and six months ended June 30, 1999 and 1998 (unaudited).4

         Condensed Consolidated Statements of Shareholders' Equity
         for the six months ended June 30, 1999 (unaudited)...................5

         Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 1999 and 1998 (unaudited)..................6

         Notes to Condensed Consolidated Financial Statements.................7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATION................................................10

                      PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS...................................................15

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...........................15

Item 3.  DEFAULTS UPON SENIOR SECURITIES.....................................15

Item 4.  SUBMISSION OF MATTERS TO VOTE
         OF SECURITY HOLDERS.................................................15

Item 5.  OTHER INFORMATION...................................................15

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................15

                                                                       ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                                                 AND SUBSIDIARIES

                                                                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30, 1999            DECEMBER 31,
                                                                          (UNAUDITED)                 1998
----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
     Cash                                                              $         804,999       $       1,407,106
     Accounts receivable, net of allowance for doubtful accounts of
     $209,000 at December 31, 1998 and $92,264 at June 30, 1999                2,920,787               3,037,807
     Inventories                                                               6,742,083               6,157,889
     Prepaid expenses and other current assets                                   591,217                 424,164
----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                          11,059,086              11,026,966
PROPERTY AND EQUIPMENT, NET                                                      588,963                 635,667
INTANGIBLE ASSETS                                                                872,197                 637,613
OTHER ASSETS                                                                     103,538                 114,658
----------------------------------------------------------------------------------------------------------------
                                                                       $      12,623,784              12,414,904
================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
     Notes payable                                                     $       2,374,000       $       2,472,895
     Accounts payable and accrued expenses                                     2,813,866               3,538,313
     Income taxes payable                                                        340,276                 425,461
     Other current liabilities                                                    84,830                  94,380
----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                      5,612,972               6,531,049
LONG TERM LIABILITIES                                                            589,081                 221,126
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                              6,202,053               6,752,175
----------------------------------------------------------------------------------------------------------------
COMMITMENT AND CONTINGENCY (NOTE 4)
----------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
     Preferred stock, $.001 par value; 1,000,000 shares authorized;
     none issued                                                                      --                      --
     Common stock, $.001 par value; 20,000,000 shares authorized;
     issued:  3,081,715 at December 31, 1998 and 3,167,921 at
     June 30, 1999                                                                 3,168                   3,082
     Paid-in capital                                                           9,513,816               9,363,902
     (Deficit)                                                                (2,864,953)             (3,569,399)
     Cumulative foreign currency translation adjustment                         (230,300)               (134,856)
----------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                     6,421,731               5,662,729
----------------------------------------------------------------------------------------------------------------
                                                                       $      12,623,784              12,414,904
================================================================================================================

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                                           ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                                                     AND SUBSIDIARIES

                                                                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                                                                          (UNAUDITED)

                                                   THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                        JUNE 30,                               JUNE 30,
--------------------------------------------------------------------------------------------------------------------
                                                1999                1998               1999                1998
--------------------------------------------------------------------------------------------------------------------
NET SALES                                  $     6,229,449     $     5,144,232    $    12,675,137     $    10,762,138
--------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
     Cost of sales                               3,720,746           2,929,115         7,181,402           5,976,766
     Selling, general and administrative
         expenses                                2,371,040           2,073,392         4,662,995           4,277,360
--------------------------------------------------------------------------------------------------------------------
Total operating expenses                         6,091,786           5,002,507        11,844,397          10,254,126
--------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                             137,663             141,725           830,740             508,012
Other income (expense):
     Interest                                      (68,386)            (82,088)         (110,752)           (125,615)
     Other                                         160,856              42,056           101,809              43,848
--------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                         230,133             101,693           821,797             426,245
Provision (benefit) for income taxes                 8,651             (47,310)          117,351              32,839
--------------------------------------------------------------------------------------------------------------------
NET INCOME                                 $       221,482     $       149,003    $      704,446      $      393,406
====================================================================================================================
Net income per common share                $          0.07     $          0.07    $         0.22      $         0.17
Net income per common share
  assuming dilution                        $          0.06     $          0.06    $         0.21      $         0.17
====================================================================================================================

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                          ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                                                                    AND SUBSIDIARIES

                                                                           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                                         (UNAUDITED)

                                                                                        ACCUMULATED
                                                                                           OTHER            COMPRE-     TOTAL STOCK-
                                       COMMON         PAID-IN                          COMPREHENSIVE        HENSIVE       HOLDERS'
                                       STOCK          CAPITAL          DEFICIT             INCOME           INCOME         EQUITY
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1999            $ 3,082      $ 9,363,902      $ (3,569,399)       $ (134,856)             --      $ 5,662,729

NET INCOME                                 --               --           704,446                --         704,446          704,446

SHARES ISSUED IN CONJUNCTION
      WITH ACQUISITION OF
      CCCI                                 86          149,914                --                --              --          150,000

CUMULATIVE FOREIGN CURRENCY
    TRANSLATION ADJUSTMENT                 --               --                --           (95,444)        (95,444)         (95,444)
                                                                                                          --------
                                                                                                          $609,002
====================================================================================================================================
BALANCE AT JUNE 30, 1999              $ 3,168      $ 9,513,816      $ (2,864,953)       $ (230,300)                     $ 6,421,731
====================================================================================================================================

           SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                                                                          ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                                                                    AND SUBSIDIARIES

                                                                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                                         (UNAUDITED)
                                                                                                                            (NOTE 2)

SIX MONTHS ENDED JUNE 30,                                                                       1999                   1998
----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                                             $         704,446     $          393,406
   Adjustments to reconcile net income to net cash used in operating activities:
   Provision for losses on accounts receivable                                                       11,840                 72,703
   Depreciation and amortization                                                                     63,720                 83,865
   Deferred income taxes                                                                                 --                (15,041)
   Amortization of goodwill                                                                          67,700                 55,552
   Options issued in connection with consulting services                                                 --                 25,000
   (Increase) decrease, net of business segment acquired, in:
       Accounts receivable                                                                          495,979               (334,011)
       Inventories                                                                                 (465,773)              (490,017)
       Income tax receivable                                                                         62,205                     --
       Prepaid expenses and other current assets                                                   (229,258)                25,360
       Deferred tax assets                                                                           34,150                     --
       Other assets                                                                                 (37,613)               (12,160)
   Increase (decrease) in:
       Accounts payable and accrued expenses                                                     (1,058,020)              (631,945)
       Income taxes payable                                                                         (85,185)              (235,525)
       Other liabilities                                                                            (12,710)                    --
       Deferred tax liability                                                                        24,082                     --
----------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) operating activities                                                            (424,437)            (1,062,813)
----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Cash acquired in CCCI                                                                            339,812                     --
   Additions to property and equipment                                                              (17,016)              (175,692)
   Purchase of CCCI                                                                                (299,451)                    --
----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                  23,345               (175,692)
----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Net proceeds (payments) on borrowings                                                            (37,939)             1,795,907
   Eliminate overdraft                                                                              (67,632)                    --
----------------------------------------------------------------------------------------------------------------------------------
   Net cash (used in)  provided by financing activities                                            (105,571)             1,795,907
----------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                                    (506,663)               557,402
   Effect of exchange rate changes on cash                                                          (95,444)               (12,547)
CASH, AT BEGINNING OF YEAR                                                                        1,407,106                424,036
----------------------------------------------------------------------------------------------------------------------------------
CASH, AT END OF PERIOD                                                                    $         804,999     $          968,891
==================================================================================================================================
Supplemental information:
   Cash paid for:
       Interest                                                                           $         110,752     $          130,485
       Taxes                                                                              $          93,836     $          363,049

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

1. BASIS OF       The accompanying unaudited condensed consolidated financial
   PRESENTATION   statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.
                  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended
                  December 31, 1998.

2. ACQUISITIONS   In March 1999, the Company completed the acquisition of the assets of Communications Components Company, Inc. ("CCCI"), a manufacturer of network connectivity products and systems for $800,000, payable $250,000 in cash, 86,206 shares of common stock of the Company valued at $150,000, assignment to the seller of a CCCI receivable in the amount of $100,000, and a $300,000 note payable with interest at 8% per annum over three years. This acquisition was accounted for under the purchase method, whereby the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values. The excess cost over net assets acquired amounted to approximately $289,000. This amount will be amortized over ten years.

                  On October 31, 1998, the Company acquired all the outstanding common stock of its distributor, AESP-Ukraine. The purchase price of this acquisition was valued at approximately $490,000, the amount equal to the outstanding amount then due from the distributor to the Company. This acquisition was accounted for under the purchase method, whereby the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values.

                  The following unaudited proforma information presents the results of operations of the Company and its subsidiaries as if both of these acquisitions had occurred on January 1, 1998:

                  SIX MONTHS ENDED JUNE 30,                 1999         1998
                  --------------------------------------------------------------
                  Net sales                            $12,976,737  $11,622,418
                  Net income (loss)                        726,885       97,211
                  Net income (loss) per common share          0.23         0.04
                  Net income (loss) per common share -
                        assuming dilution                     0.21         0.04

                  The unaudited pro forma information assumes the amortization of the excess cost over net asset acquired and the elimination of intercompany sales.

3. EARNINGS       The following reconciles the components of the earnings per
   PER SHARE      share (EPS) computation:

FOR THE THREE MONTHS ENDED JUNE 30,                       1999                                                1998
------------------------------------------------------------------------------------------------------------------------------------
                                        INCOME            SHARES          PER-SHARE         INCOME            SHARES       PER-SHARE
                                     (NUMERATOR)      (DENOMINATOR)         AMOUNT       (NUMERATOR)       (DENOMINATOR)     AMOUNT
------------------------------------------------------------------------------------------------------------------------------------
Earnings per common share

    Net income available to
    common shares                     $221,482          3,167,921           $0.07         $149,003          2,282,201          $0.07

    Effect of Dilutive
    Securities:

    Exercisable options to
    purchase shares of
    common stock                                          247,573                                              16,780

    8 1/2% convertible notes                                                                23,024            359,781
------------------------------------------------------------------------------------------------------------------------------------

Net income available to
common shareholders plus
assumed conversions                   $221,482          3,415,494            $.06         $172,027          2,658,762          $0.06
------------------------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JUNE 30,                         1999                                                1998
------------------------------------------------------------------------------------------------------------------------------------
                                        INCOME            SHARES          PER-SHARE         INCOME            SHARES       PER-SHARE
                                     (NUMERATOR)      (DENOMINATOR)         AMOUNT       (NUMERATOR)       (DENOMINATOR)     AMOUNT
------------------------------------------------------------------------------------------------------------------------------------
Earnings per common share

    Net income available to
    common shares                     $704,446          3,140,144           $0.22         $393,406          2,282,201          $0.17

Effect of Dilutive Securities:

    Exercisable options to
    purchase shares of
    common stock                                          236,687                                              11,305

    8 1/2% convertible notes                                                                46,048            359,781
------------------------------------------------------------------------------------------------------------------------------------

Net income available to
    common shareholders plus
    assumed conversions               $704,446          3,376,831           $0.21         $439,454          2,653,287          $0.17
------------------------------------------------------------------------------------------------------------------------------------

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                  The convertible stockholder notes amounting to $1,434,125 were convertible at $4.00 per share and were considered dilutive for the three and six months ended June 30, 1998. These notes were converted into common shares on December 31, 1998.

                  Options to purchase 23,000 shares, 40,000 shares and 90,000 shares of common stock at $2.13, $2.13, and $3.69 per share, respectively, were outstanding during 1999, but not included in the computation of diluted EPS as the options' exercise price was greater than the average market price of the common shares. The options with expirations from 2006 to 2007 were outstanding at June 30, 1999.

                  Options to purchase 200,000 shares, 360,500 shares, 36,000 shares, 23,000 shares, 40,000 shares and 120,000 shares of common stock at $6.00, $6.00, $5.88, $4.00, $6.00, and $3.69 per share, respectively, were outstanding during 1998, but not included in the computation of diluted EPS as the options' exercise price was greater than the average market price of the common shares. The options with expirations from 2002 to 2007 were outstanding at June 30, 1998.

4. SUBSEQUENT     In August, 1999, the Company signed a non-binding letter of
   EVENT          intent to acquire substantially all of the assets of BICC-KD
                  GmbH, headquartered in Munich, Germany. Under the terms of the letter of intent, the total purchase price is DM5.75 million.
                  The Company is required to make an initial payment of DM3.0 million within 90 days of the closing of the acquisition, tentatively scheduled for September 15, 1999. The Company is also required to make: (i) a second payment of DM1.0 million within 180 days of the closing of the acquisition, and (ii) a third payment of DM1.75 million on or before December 31, 2000. Consummation of the acquisition is subject to the approval by the Company's Board of Directors and the execution of a definitive acquisition agreement. The acquisition is expected to be completed by the end of September 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-QSB CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THE FOLLOWING:
COMPETITION FROM OTHER MANUFACTURERS AND DISTRIBUTORS OF CONNECTIVITY AND NETWORKING PRODUCTS BOTH NATIONALLY AND INTERNATIONALLY; THE BALANCE OF THE MIX BETWEEN ORIGINAL EQUIPMENT MANUFACTURER SALES (WHICH HAVE COMPARATIVELY LOWER GROSS PROFIT MARGINS WITH LOWER EXPENSES) AND RETAIL SALES (WHICH HAVE COMPARATIVELY HIGHER GROSS PROFIT MARGINS WITH HIGHER EXPENSES) FROM PERIOD TO PERIOD; AND THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING AND ASSEMBLY OF PRODUCTS AND THE ABSENCE OF SUPPLY AGREEMENTS. THESE AND ADDITIONAL FACTORS ARE DISCUSSED HEREIN AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR 1998 (THE "FORM 10-KSB"). THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN AND THEREIN INVOLVE AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING), ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENT. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLIC RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" IN THE FORM 10-KSB.

RESULTS OF OPERATIONS

         For the six months ended June 30, 1999, the Company achieved net sales of $12.7 million, an increase of $1.9 million or 17.8% over net sales of $10.8 million for the six months ended June 30, 1998. For the quarter ended June 30, 1999, the Company achieved net sales of $6.2 million, an increase of $1.1 million or 21.1% over net sales of $5.1 million for the quarter ended June 30, 1998.

         Contributing to the overall increase in sales were increases in domestic OEM sales, which were up 90.9% to $2.1 million for the first six months of 1999, from 1. 1 million for the first six months of 1998, and up 80% to $936,000 for the second quarter of 1999 from $520,000 for the second quarter of 1998. Similarly, retail sales increased by 25.9% to $3.4 million for the six months of 1999, from $2.7 million for the six months of 1998, and increased 41.7% to $1.7 million for the second quarter of 1999, from $1.2 million for the second quarter of 1998. The Company also benefitted from sales by CCCI during the 1999 second quarter of $612,000.

         Year to year international sales remained relatively constant, at $7.1 million for the six months ended June 30, 1999, compared to $7.0 million for the six months ended June 30, 1998, and $3.5 million for the second quarter of 1999 compared to $3.3 million for the second quarter of 1998. However, the consolidated nature of these results does not reflect three distinct trends within the Company's international business, as follows: (i) each of the Company's offices in Western Europe showed sales gains in excess of 10% year-to-year; (ii) these sales gains were partially caused by the strengthening of the US dollar and the effect which such strengthening had on foreign currency translations of international sales; and (iii) the Company's sales volume to its Russian distributor (all sales to the Russian distributor were made on a prepaid basis during 1999) and the volume of sales by the Company's Ukrainian office were lower in the first half of 1999 than they were during the first half of 1998 (however, in both cases, the volume of business was higher during the first half of 1999 than it was during the second half of 1998).

         The Company's gross profit margin was 43.3% for the six months ended June 30 1999, compared to 44.5% for the six months ended June 30, 1998, and was 40.3% for the second quarter of 1999 compared to 43.1% for the second quarter of 1998. The primary reason for these changes was the impact of amount of domestic OEM business during both periods, both in terms of absolute dollars and in terms of percentage of total sales. As the Company has previously reported, OEM business produces narrower gross margins than either retail or international business. However, in the Company's case, its internal costs and overhead, as reflected in its SG&A expenses, are proportionately lower, to offset the intrinsically lower gross margin. Thus, the mix from period to period of OEM sales versus retail sales has an impact on the gross profit margin for any particular period.

         Selling, general and administrative ("SG&A") expenses increased by $386,000, or 9.0%, to $4.7 million for the six months ended June 30, 1999, from $4.3 million for the six months ended June 30, 1998. For the quarter ended June 30, 1999, SG&A expenses increased by 14.4% to $2.4 million, from $2.1 million for the comparative 1998 period. SG&A expenses as a percentage of sales for the three and six months ended June 30, 1999 was 38.1% and 36.8%, respectively, compared to 40.3% and 39.7%, respectively, for the three and six months ended June 30, 1998. These decreases reflect continued efforts on the part of the Company to control its costs and expenses, particularly marketing expenses, and economies of scale.

         As a result of the aforementioned factors, income from operations for the three months ended June 30, 1999 was $138,000, compared to income from operations of $142,000 for the three months ended June 30, 1998. For the first six months of 1999, income from operations was $831,000 an increase of 63.5% over income from operations of $508,000 for the first six months of 1998.

         Interest expense for the six months ended June 30, 1999 decreased 11.8%, to $111,000, from $126,000, and for the second quarter of 1999 decreased 16.7% to $68,000 from $82,000. The decrease in interest expense for the 1999 six month period primarily reflects conversion of the Company's subordinated debentures at year end 1998; and secondarily slightly reduced borrowings by the Company under its line of credit, offset in part by increased interest expense resulting from higher interest rates from period to period. Amortization of goodwill was $68,000 for the six months ended June 30, 1999, an increase of 21.4% over amortization of $56,000 for the six months ended June 30, 1998. This increase is primarily attributable to amortization charges relating to the acquisition by the Company of CCCI at the end of March 1999.

         Other income for the 1999 three and six month periods benefitted from the substantial changes in currency exchange rates at June 1999 compared to exchange rates at December 31, 1998. Taxes for both 1999 and 1998 benefited from net operating loss carryforwards and carrybacks arising as a result of the Company's substantial losses in 1998.

         As a result of the foregoing factors, the Company had net income of $704,000 for the six months ended June 30, 1999, an increase of 79.1 % over net income of $393,000 for the six months ended June 30, 1998, and net income of $221,000 for the quarter ended June 30, 1999, an increase of 48.6% over net income of $149,000 for the second quarter of 1998.

         Primary earnings per share were $.22 for the six months ended June 30, 1999, compared to primary earnings per share of $.17 for the six months ended June 30, 1998. Fully diluted earnings per share were $.21 for the first six months of 1999, compared to fully diluted earnings per share of $.17 for the first six months of 1998. For the second quarter of 1999, primary earnings per share were $.07, unchanged from primary earnings per share of $.07 for the second quarter of 1998. Likewise, fully diluted earnings per share were $.06 for the second quarter of 1999, unchanged from fully diluted earnings per share of $.06 for the second quarter of 1998. Earnings per share for 1999 were adversely impacted (compared to 1998) by a substantial increase in weighted average shares outstanding from period to period. The increase primarily resulted from the issuance, at year end 1998, of 799,514 shares of the Company's common stock upon conversion of the Company's outstanding 8 1/2% subordinated debentures and the issuance by the Company in March 1999 of an additional 86,206 shares of its common stock in connection with its acquisition of CCCI.

LIQUIDITY & CAPITAL RESOURCES

         Historically, the Company has financed its operations primarily with cash flow from operations and with borrowings under its available lines of credit.

         At June 39, 1999, the Company's working capital was $5.4 million, an increase of 21.1% over working capital of $4.5 million as of December 31, 1998. The principal causes of the increase were decreases of approximately $724,000 (20.5%) in accounts payable, approximately $100,000 (4%) in notes payable and approximately $85,000 (20%) in income taxes payable. At June 30, 1999, cash had decreased approximately $602,000, or 42.8%, as the Company's net income was applied to the aforementioned decreases in current liabilities, plus an increase in inventory of approximately $584,000 or 9.5%, reflecting the increase in domestic and international business volume described under Results of Operations.

         For the six months ended June 30, 1999, $424,000 of cash was used in operations. Net income of approximately $704,000 was applied to the aforementioned reduction in accounts payable and increase in inventory. Net cash gained through investing activities was $23,345, as the excess of cash acquired from CCCI over cash paid for CCCI was applied partially to an increase in property and equipment, principally MIS resources for the Company's Miami office. Cash of $106,000 was used in financing activities, and applied to payments on borrowings and to eliminate a bank overdraft. As a result of the foregoing, the Company's cash position decreased $507,000 between December 31,1998 and June 30, 1999. That decrease, combined with a decrease of $95,000 attributable to the effects of exchange rate changes on cash, produced an overall decrease in cash of $602,000.

         Intangible assets increased by $234,000 or 36.7%, reflecting additional goodwill in conjunction with the acquisition of CCCI in March, 1999.

         During June 1999, the Company obtained an extension in the maturity of its existing line of credit with a financial institution until September 1, 1999. In conjunction with this extension, and in light of the Company's financial results for the first quarter of 1999, the financial institution modified the financial benchmarks and ratios required to be maintained by the Company. The Company has been and continues to be in compliance with all of these benchmarks and ratios.

         In August, 1999, the Company entered into a commitment letter with a new financial institution for a new borrowing facility to replace its existing facility. Under the terms of the proposed new facility, the Company will be able to continue to finance its domestic inventory and domestic and international insured receivables under predetermined advance rates. Consummation of the new borrowing facility is subject to approval of the Board of Directors of the Company; an audit of the Company's domestic inventory and domestic and international receivables, and the execution of definitive loan documents.

         While there can be no assurance, the Company expects to close the new financing with its new lender. However, if the Company is unable to close this new financing (or other alternative financing), and the Company were unable to further extend its existing line of credit beyond its September 1, 1999 maturity date, the Company's business would likely be materially and adversely affected.

         The Company believes that its internally generated cash flow from operations, combined with its proposed new borrowing facility, will be sufficient to fund its operations for the balance of the fiscal year ending December 31, 1999. However, the Company has certain obligations relating to its acquisition of CCCI and its potential acquisition of the assets of BICC-KD, GmbH which may require additional capital. The Company expects to raise such capital through a combination of internally generated funds and future sales of its equity and/or debt securities. While the Company expects to be able to raise the required funds, there can be no assurance that the Company will be successful in that regard.

         The Company does not believe that inflation has had a material effect on its financial condition or operating results for the last several years, and the Company has historically been able to pass along increased costs in the form of adjustments to the prices it charges to its customers.

IMPACT OF YEAR 2000

         The Company has completed its assessment of the potential impact of year 2000 related problems on its operations, including its information technology systems (such as its computer systems) and its non-information technology systems (such as its plant and equipment and its manufacturing and assembly processes). With respect to its information technology systems, the Company, believes that its present computer systems are presently year 2000 compliant. The Company has completed an update of its computer system, in order to have computer systems capable of handling the projected growth and diversification of the Company's present and acquired businesses. The Company has also made an examination of its non-information technology systems and has not identified any further areas which it believes would be vulnerable to Y2K ramifications. Consequently, the Company, having substantially completed its information systems remediation efforts and evaluation of its non-information system operations, has a reasonable belief that it no longer has any material exposure to the year 2000 problem in any aspect of its business operations or infrastructure.

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

                           None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ADVANCED ELECTRONIC SUPPORT
                                  PRODUCTS, INC.

Date: August 18, 1999           By: /s/ SLAV STEIN
                                     -------------------------------------------
                                     Slav Stein, President and CEO

                                 EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION
-----------     -----------
    27.1        Financial Data Schedule