Form 10QSB
period 1999-09-30
ADVANCED ELECTRONIC SUPPORT PRODUCTS INC
filed 1999-11-15
CIK 1026744

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended SEPTEMBER 30, 1999

                                       OR

[   ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                  For the transition period from _____________ to ______________

                          Commission File No. 001-12739

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           FLORIDA                                              59-2327381
-------------------------------                             -------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)

1810 N.E. 144TH STREET
NORTH MIAMI, FLORIDA                                              33181
-------------------------------                                 ----------
(Address of Principal Executive Offices)                        (Zip Code)

         Issuer's Telephone Number, Including Area Code: (305) 944-7710

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X              No
                              ------               ------

         The number of shares outstanding of the issuer's Common Stock, as of September 30, 1999, is 3,229,921 shares.

Transitional Small Business Disclosure Format (check one)

                         Yes                   No    X
                              ------               ------

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                                PAGE
                                                                                                                ----
Item 1.       FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets at December 31, 1998 and
              September 30, 1999 (unaudited)......................................................................3

              Condensed Consolidated Statements of Income for the
              three months and nine months ended September 30, 1999 and 1998 (unaudited)..........................4

              Condensed Consolidated Statements of Shareholders' Equity
              for the nine months ended September 30, 1999 (unaudited)............................................5

              Condensed Consolidated Statements of Cash Flows for the
              nine months ended September 30, 1999 and 1998 (unaudited)...........................................6

              Notes to Condensed Consolidated Financial Statements (unaudited)....................................7

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION...............................................................................10

                           PART II. OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS..................................................................................14

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................................14

Item 3.       DEFAULTS UPON SENIOR SECURITIES....................................................................14

Item 4.       SUBMISSION OF MATTERS TO VOTE
              OF SECURITY HOLDERS................................................................................14

Item 5.       OTHER INFORMATION..................................................................................14

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K...................................................................14

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         SEPTEMBER 30,
                                                                              1999                DECEMBER 31,
                                                                          (UNAUDITED)                 1998
----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
     Cash                                                              $       1,057,606       $       1,407,106
     Accounts receivable, net of allowance for doubtful accounts of
     $209,000 at December 31, 1998 and $87,609 at September 30,
     1999                                                                      3,778,983               3,037,807
     Inventories                                                               6,597,029               6,157,889
     Prepaid expenses and other current assets                                   364,806                 424,164
----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                          11,798,424              11,026,966
PROPERTY AND EQUIPMENT, NET                                                      553,476                 635,667
INTANGIBLE ASSETS                                                                830,010                 637,613
OTHER ASSETS                                                                     163,358                 114,658
----------------------------------------------------------------------------------------------------------------
                                                                       $      13,345,268              12,414,904
================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
     Notes payable                                                     $       2,391,212       $       2,472,895
     Accounts payable and accrued expenses                                     3,106,182               3,538,313
     Income taxes payable                                                        493,406                 425,461
     Other current liabilities                                                   164,634                  94,380
----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                      6,155,434               6,531,049
LONG TERM LIABILITIES                                                            532,012                 221,126
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                              6,687,446               6,752,175
----------------------------------------------------------------------------------------------------------------
COMMITMENT AND CONTINGENCY (NOTE 4)
----------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
     Preferred stock, $.001 par value; 1,000,000 shares authorized;
     none issued                                                                      --                      --
     Common stock, $.001 par value; 20,000,000 shares authorized;
     issued:  3,081,715 at December 31, 1998 and 3,229,921 at
     September 30, 1999                                                            3,230                   3,082
     Paid-in capital                                                           9,609,004               9,363,902
     (Deficit)                                                                (2,721,431)             (3,569,399)
     Cumulative foreign currency translation adjustment                         (232,981)               (134,856)
----------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                     6,657,822               5,662,729
----------------------------------------------------------------------------------------------------------------
                                                                       $      13,345,268              12,414,904
================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                    SEPTEMBER 30,                            SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------
                                               1999                1998                1999                1998
---------------------------------------------------------------------------------------------------------------------
NET SALES                                 $    7,333,762      $    5,213,425      $   20,008,899       $  15,975,563
---------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
     Cost of sales                             4,671,109           3,539,312          11,852,511           9,516,078
     Selling, general and
     administrative expenses                   2,349,872           2,056,649           7,012,867           6,334,009
     Write off of uncollectible
     accounts receivable and
     inventory                                         -           2,081,474                   -           2,081,474
---------------------------------------------------------------------------------------------------------------------
Total operating expenses                       7,020,981           7,677,435          18,865,378          17,931,561
---------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                    312,781          (2,464,010)          1,143,521          (1,955,998)
Other income (expense):
     Interest                                    (80,951)            (73,447)           (191,703)           (199,062)
     Other                                       (29,542)             (9,962)             72,267              33,886
---------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                202,288          (2,547,419)          1,024,085          (2,121,174)
Provision (benefit) for income taxes              58,766            (914,011)            176,117            (881,172)
---------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                         $      143,522        $ (1,633,408)     $      847,968       $  (1,240,002)
=====================================================================================================================
Net income (loss) per common share        $         0.05        $      (0.72)     $         0.27       $       (0.54)
Net income (loss) per common share        $         0.04        $      (0.72)     $         0.24       $       (0.54)
  assuming dilution
=====================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                   ACCUMULATED
                                                                                      OTHER            COMPRE-      TOTAL STOCK-
                                 COMMON         PAID-IN                           COMPREHENSIVE        HENSIVE        HOLDERS'
                                 STOCK          CAPITAL          DEFICIT              INCOME           INCOME          EQUITY
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1999          $ 3,082      $ 9,363,902    $(3,569,399)          $(134,856)               -      $ 5,662,729

NET INCOME                                -                -        847,968                            847,968            847,968

SHARES ISSUED IN CONJUNCTION
     WITH ACQUISITION OF
     CCCI                                86          149,914              -                   -              -            150,000

STOCK OPTIONS EXERCISED                  62           95,188              -                   -              -             95,250

CUMULATIVE FOREIGN CURRENCY
     TRANSLATION ADJUSTMENT               _                _              _             (98,125)       (98,125)           (98,125)
                                                                                                      --------
                                                                                                      $749,843
=================================================================================================================================
BALANCE AT SEPTEMBER 30,
1999                                 $3,230       $9,609,004    $(2,721,431)          $(232,981)                       $6,657,822
=================================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                    (NOTE 2)

NINE MONTHS ENDED SEPTEMBER 30,                                                                      1999                  1998
==================================================================================================================================
OPERATING ACTIVITIES:
   Net income                                                                                    $  847,968            $(1,240,002)
   Adjustments to reconcile net income to net cash used in operating activities:
   Provision for losses on accounts receivable                                                       49,960                      -
   Depreciation and amortization                                                                    121,659                219,360
   Deferred income taxes                                                                                  -             (1,034,410)
   Amortization of goodwill                                                                          95,385                      -
   Write off of uncollectible accounts receivable and inventory                                           -              2,081,474
   Options issued in connection with consulting services                                                  -                 25,000
   (Increase) decrease, net of business segment acquired, in:
       Accounts receivable                                                                         (400,337)              (388,277)
       Inventories                                                                                 (320,719)               256,390
       Income tax receivable                                                                          9,976               (429,000)
       Prepaid expenses and other current assets                                                     49,381                141,054
       Deferred tax assets                                                                            9,045                      -
       Other assets                                                                                 (57,825)               (60,927)
   Increase (decrease) in:
       Accounts payable and accrued expenses                                                       (765,704)            (1,024,548)
       Income taxes payable                                                                          67,945                 41,828
       Other liabilities                                                                             67,094                      -
       Deferred tax liability                                                                        27,624                      -
----------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) operating activities                                                            (198,548)            (1,412,058)
----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Cash acquired in CCCI                                                                            339,812                      -
   Additions to property and equipment                                                              (39,468)              (112,000)
   Purchase of CCCI                                                                                (299,451)                     -
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                                     893               (112,000)
----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Net proceeds (payments) on borrowings                                                            (81,338)             1,714,907
   Proceeds from exercise of options                                                                 95,250                      -
   Eliminate overdraft                                                                              (67,632)                     -
----------------------------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by financing activities                                              (53,720)             1,714,907
----------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                                    (251,375)               190,849
   Effect of exchange rate changes on cash                                                          (98,125)                54,366
CASH, AT BEGINNING OF YEAR                                                                        1,407,106                424,036
----------------------------------------------------------------------------------------------------------------------------------
CASH, AT END OF PERIOD                                                                           $1,057,606             $  669,251
==================================================================================================================================
Supplemental information:
   Cash paid for:
       Interest                                                                                  $  191,703             $  211,587
       Taxes                                                                                     $  108,172             $  329,889

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     BASIS OF                      The accompanying unaudited condensed
       PRESENTATION                  consolidated financial statements have been
                                     prepared in accordance with generally
                                     accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

                                     The following unaudited proforma
                                     information presents the results of
                                     operations of the Company and its
                                     subsidiaries as if both of these
                                     acquisitions had occurred on January 1,
                                     1998:

                                              NINE MONTHS ENDED SEPTEMBER 30,                      1999               1998
                                     --------------------------------------------------     ------------------ ------------------
                                     Net sales                                                     $20,310,499        $17,939,316
                                     Net income (loss)                                                 870,407         (2,078,180)
                                     Net income (loss) per common share                                   0.27              (0.88)
                                     Net income (loss) per common share -
                                            assuming dilution                                             0.25              (0.88)

                                     The unaudited pro forma information assumes the amortization of the excess cost over net asset acquired and the elimination of intercompany sales.

3.  EARNINGS PER SHARE               The following reconciles the components of
                                     the earnings per share (EPS) computation:

FOR THE THREE MONTHS ENDED                          1999                                                1998
SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------------------------
                                      INCOME            SHARES          PER-SHARE         INCOME            SHARES         PER-SHARE
                                    (NUMERATOR)      (DENOMINATOR)        AMOUNT       (NUMERATOR)       (DENOMINATOR)       AMOUNT
------------------------------------------------------------------------------------------------------------------------------------
Earnings per common share

    Net income available to
    common shares                    $143,522          3,155,825           $0.05     $(1,633,408)          2,282,201         $(0.72)

    Effect of Dilutive
    Securities:

    Exercisable options to
    purchase shares of
    common stock                                         308,821                                                   -
------------------------------------------------------------------------------------------------------------------------------------
Net income available to
common shareholders plus
assumed conversions                  $143,522          3,464,646           $0.04     $(1,633,408)          2,281,201         $(0.72)
------------------------------------------------------------------------------------------------------------------------------------

FOR THE NINE MONTHS ENDED SEPTEMBER                 1999                                                1998
30,
------------------------------------------------------------------------------------------------------------------------------------
                                      INCOME            SHARES          PER-SHARE         INCOME            SHARES         PER-SHARE
                                    (NUMERATOR)      (DENOMINATOR)        AMOUNT       (NUMERATOR)       (DENOMINATOR)        AMOUNT
------------------------------------------------------------------------------------------------------------------------------------
Earnings per common share

    Net income available to
    common shares                    $847,968          3,187,312           $0.27     $(1,240,002)          2,282,201         $(0.54)

Effect of Dilutive Securities:

    Exercisable options to
    purchase shares of
    common stock                                         316,807                                                   -
------------------------------------------------------------------------------------------------------------------------------------
Net income available to
    common shareholders plus
    assumed conversions              $847,968          3,504,119           $0.24     $(1,240,002)          2,282,201         $(0.54)
------------------------------------------------------------------------------------------------------------------------------------

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                AND SUBSIDIARIES

                                     The convertible stockholder notes amounting to $1,434,125 were convertible at $4.00 per share and were considered anti-dilutive for the three and nine months ended September 30, 1998. These notes were converted into common shares on December 31, 1998.

                                     Options to purchase 23,000 shares, 40,000 shares and 90,000 shares of common stock at $2.13, $2.13, and $3.69 per share, respectively, were outstanding during 1999, but not included in the computation of diluted EPS as the options' exercise price was greater than the average market price of the common shares. The options, with expirations from 2006 to 2007, were outstanding at September 30, 1999.

                                     Options to purchase 200,000 shares, 360,500 shares, 36,000 shares, 23,000 shares, 40,000 shares and 120,000 shares of common stock at $6.00, $6.00, $5.88, $4.00, $6.00, and $3.69 per share, respectively, were
                                     outstanding during 1998, but not included in the computation of diluted EPS as the options' exercise price was greater than the average market price of the common shares. The options, with expirations from 2002 to 2007, were outstanding at September 30, 1998.

4.     POTENTIAL                     In August, 1999, the Company signed a
       ACQUISITION                   non-binding letter of intent to acquire
                                     substantially all of the assets and
                                     business of BICC-KD GmbH, headquartered in Munich, Germany. The letter of intent has expired by its terms, although the Company continues to negotiate with the seller and hopes to complete an acquisition of this business in the future. There can be no assurance that an acquisition of BICC-KD will be consummated.

5.     LINE OF CREDIT                In September 1999, the Company obtained a
                                     new $3.5 million line of credit from a
                                     financial institution. Borrowings under the new line of credit, which matures on September 2, 2000, bear interest at the rate of prime plus one-half (.5) percent.
                                     Borrowings under the new line of credit are based on specific percentages of the Company's receivables and inventories. The line of credit is secured by a lien on the Company assets, including its accounts receivable and inventories. The line of credit is also guaranteed by the Company's principal shareholders, who have pledged the shares of the Company's common stock which they own to secure their respective guarantees. Under the terms of the loan agreement relating to the new line of credit, the Company is required to comply with certain affirmative and negative covenants and to maintain certain financial benchmarks and ratios during future periods.

                                     As of November 1, 1999, approximately $2.1 million was outstanding under the line of credit and approximately $1.0 million was currently available for additional borrowing based on applicable borrowing base formulas. The Company was in compliance with the covenants under its new loan agreement at September 30, 1999.

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

RESULTS OF OPERATIONS

         For the nine months ended September 30, 1999, the Company had net sales of $20.0 million, an increase of $4.0 million or 25.2% over net sales of $16.0 million for the nine months ended September 30, 1998. For the quarter ended September 30, 1999, the Company had net sales of $7.3 million, an increase of $2.1 million or 40.7 % over net sales of $5.2 million for the quarter ended September 30, 1998.

         The increase in sales primarily resulted from increases in domestic sales for both OEM and Retail products. OEM sales were up $1.4 million or 81.4% for the first nine months of 1999, compared to the first nine months of 1998, and up $400,000 or 67.5% for the third quarter of 1999, compared to the third quarter of 1998. Similarly, Retail sales increased $1.1 million or 22.8% for the first nine months of 1999, compared to the first nine months of 1998, and $300,000 or 16.6% for the third quarter of 1999, compared to the third quarter of 1998. The Company's 1999 sales also benefited from sales by CCCI of $300,000 and $900,000, respectively, for the three and nine month periods.

         International sales increased $600,000 or 6.2% for the first nine months of 1999, compared to the first nine months of 1998, and $1.1 million or 6.7% for the third quarter of 1999, compared to the third quarter of 1998. International sales were adversely impacted in the third quarter of 1998 by the cessation of sales by the Company to its exclusive distributor in Russia.

         The Company's gross profit margin was 40.8% for the nine months ended September 30, 1999 compared to 40.4% for the nine months ended September 30, 1998, and was 36.3% for the third quarter of 1999 compared to 32.1% for the third quarter of 1998. The primary reason for these changes was the increase in domestic Retail sales from period to period, partially offset by an increase in domestic OEM sales. As the Company has previously stated, the mix of OEM and Retail business in any particular period will impact (positively or negatively) the gross profit margin in that particular period. Generally, OEM business generates a lower margin than the Company's retail or international business, and OEM sales typically have lower gross profit margins but have considerably less overhead corresponding to the sale.

         Selling, general, and administrative ("SGA") expenses increased $700,000 or 10.7% for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, and $300,000 or 14.3% for the third quarter 1999, compared to the third quarter of 1998. As a percentage of net sales, SG&A for the three and nine months ended September 30, 1999 was 32.0% and 35.0% respectively. Comparatively, SG&A for the three and nine months ended September 30, 1998 was 39.4% and 39.6% respectively. These decreases in SG&A as a percentage of net sales reflect the benefits of the Company's continued efforts to control its costs and economies of scale.

         During the 1998 three and nine month periods, the Company incurred a one-time write-off of $2.1 million relating to its Russian related inventory and receivables. For information regarding this write-off, see the Company's 1998 Form 10-KSB. No such write-off occurred in 1999.

         As a result of the aforementioned factors, income from operations for the three months ended September 30, 1999 increased $2.8 million to $313,000, compared to the $2.5 million loss for the three months ended September 30, 1998. For the first nine months of 1999 income from operations increased $3.1 million to $1.1 million, compared to a $2.0 million loss for the first nine months of 1998.

         Interest expense remained relatively constant from period to period. Other income for the three and nine month periods ended September 30, 1999 reflects the benefits from changes in currency exchange rates at September 30, 1999 compared to exchange rates at December 31, 1998. Taxes for both 1999 and 1998 benefited from net operating loss carry forwards and carry backs arising as a result of the Company's 1998 losses.

         As a result of the forgoing factors, the Company had net income of $848,000 for the nine months ended September 30, 1999, an increase of $2.1 million over a $1.2 million loss for the nine months ended September, 30, 1998. For the three months ended September 30, 1999 the Company had net income of $144,000, an increase of $1.8 million compared to a $1.6 million loss for the three months ended September 30, 1998.

         Primary earnings per share were $.27 for the nine months ended September 30, 1999, compared to a loss per share of $(.54) for the nine months ended September 30, 1998. Fully diluted earnings per share were $.24 for the nine months ended September 30, 1999, compared to a fully diluted loss per share of $(.54) for the nine months ended September 30, 1998. For the three months ended September 30, 1999 primary earnings per share were $.05, compared to a loss of $(.72) per share for the three months ended September 30, 1998. Fully diluted earnings per share for the three months ended September 30, 1999 were $.04, compared to a loss of $(.72) per share for the three months ended September 30, 1998.

         Weighted average shares outstanding on a primary basis were 3.2 million for both the three and nine month 1999 periods, compared to 2.3 million for both the three and nine month 1998 periods. Weighted average shares outstanding on a fully diluted basis were 3.5 million for both the three and nine month 1999 periods, compared to 2.3 million for both the three and nine month 1998 periods.

LIQUIDITY & CAPITAL RESOURCES

         Historically, the Company has financed its operations primarily with cash flow from operations and with borrowings under its available lines of credit.

         At September 30, 1999, the Company's working capital was $5.6 million, an increase of 25.5% over the working capital of $4.5 million as of December 31, 1998. The increase resulted primarily from increases in accounts receivable of $400,000, increases in inventories of $321,000, and a decrease in accounts payable and accrued expenses of $766,000, partially offset by a decrease in cash of $251,000.

         For the nine months ended September 30, 1999, $199,000 of cash was used in operations. Net income of $848,000 was applied to the aforementioned reduction in accounts payable and accrued expenses and increases in accounts receivable and inventory. Net cash gained through investing activities was $1,000. Cash of $54,000 was used in financing activities, which was applied to payments on borrowings and to eliminate a bank overdraft, offset by $95,000 of cash received from the exercise of stock options. As a result of the foregoing, the Company's cash position decreased $251,000 between December 31, 1998 and September 30, 1999.

         In September 1999, the Company obtained a new $3.5 million line of credit from a financial institution. Borrowings available under the new line of credit, which matures on September 2, 2000, bear interest at the rate of prime plus one-half (.5) percent. Borrowings under the new line of credit are based on specific percentages of the Company's receivables and inventories. The line of credit is secured by a lien on the Company assets, including its accounts receivable and inventories. The line of credit is also guaranteed by the Company's principal shareholders, who have pledged the shares of the Company's common stock which they own to secure their respective guarantees. Under the terms of the loan agreement relating to the new line of credit, the Company is required to comply with certain affirmative and negative covenants and to maintain certain financial benchmarks and ratios during future periods.

         As of November 1, 1999, approximately $2.1 million was outstanding under the line of credit and approximately $1.0 million was available for additional borrowing based on applicable borrowing base formulas. The Company was in compliance with the covenants under its new loan agreement at September 30, 1999.

         The Company believes that its current cash position, internally operated cash flow and its borrowings available under its new line of credit will be sufficient to satisfy the Company's anticipated working capital needs over the next twelve months. However, the Company anticipates that it will need to raise additional capital to in order to be in a position to complete future acquisitions, as well as to pay deferred obligations incurred in connection with the Company's acquisition of CCCI. The Company expects to raise the required capital through future sales of its debt and/or equity securities. Although there can be no assurance, the Company expects to be able to raise the funds required to meet its current obligations and to fund future acquisitions.

         The Company does not believe that inflation has had a material effect on its financial condition or operating results for the last several years, and the Company has historically been able to pass along increased costs in the form of adjustments to the prices it charges to its customers.

IMPACT OF THE YEAR 2000

         The Company has completed its assessment of the potential impact of Year 2000 related problems on its operations, including its information technology systems (computer systems) and non-information technology systems (plant and equipment and its manufacturing and assembly processes). With respect to its information technology systems, the Company believes that its present computer systems are Y2K compliant. The Company has completed an update of its computer system in order to have the computer system capable of handling the projected growth and diversification of the Company's present and acquired businesses. The Company has also made an examination of its non-information technology systems. The Company, having substantially completed its information systems and non-information systems evaluation has a reasonable belief that it no longer has any material exposure to the Y2K problem in any aspect of its business operations or infrastructure.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On September 29, 1999, the Company held its 1999 Annual Meeting of Shareholders, at which the holders of 1,794,908 shares of the Company's outstanding common stock (approximately 55.9%) were represented either in person or by proxy. At the shareholders' meeting, the shareholders adopted an amendment to the Company's 1996 stock option plan increasing the number of shares for which options may be granted under the plan to 530,000 shares. Such amendment was adopted by a vote of 1,718,583 shares in favor, 57,200 shares opposed and 12,325 shares abstaining. Additionally, the shareholders voted at the meeting to elect the following persons to serve as directors of the Company until the 2000 Annual Meeting of Shareholders or until their successors are elected and qualified: Slav Stein, Roman Briskin, Terrence R. Daidone, William B. Coldrick and L. Phillips Reames. All directors received the following votes: 1,784,658 in favor and 10,250 opposed.

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           10.1 Loan Agreement between the Company and CommerceBank, N.A., dated September 23, 1999

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

                                         ADVANCED ELECTRONIC SUPPORT
                                         PRODUCTS, INC.

Date: November 15, 1999                  By: /s/ Slav Stein
                                            ------------------------------------
                                              Slav Stein, President and CEO

                                 EXHIBIT INDEX

EXHIBIT         DESCRIPTION
-------         -----------
 10.1           Loan Agreement between the Company and CommerceBank, N.A., dated
                September 23, 1999

 27.1           Financial Data Schedule