Form 10KSB
period 1999-12-31
ADVANCED ELECTRONIC SUPPORT PRODUCTS INC
filed 2000-05-03
CIK 1026744

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                    to
                                             ------------------
                        Commission file number    001-12739
                                              -----------------

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
 ------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           FLORIDA                                                59-2327381
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1810 N.E. 144TH STREET, NORTH MIAMI, FLORIDA                         33181
--------------------------------------------                       ----------
 (Address of principal executive offices)                          (Zip Code)

                                 (305) 944-7710
                                 --------------
                            Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class               Name of each exchange on which registered
       NONE
-------------------               -----------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                    REDEEMABLE COMMON STOCK PURCHASE WARRANTS
 ------------------------------------------------------------------------------
                                (Title of class)

Check whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenue for the fiscal year ended December 31, 1999 were $26,466,271.

The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the closing bid price of the Company's common stock, $.001 par value per share (the "Common Stock") as of May 1, 2000 of $1.875 per share, was approximately $3,320,000. There is no non- voting stock.

The number of shares of the Company's Common Stock which were outstanding as of May 1, 2000 was 3,382,921.

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

Transitional Small Business Disclosure Format  (Check one):

                            Yes [ ]          No [X]

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.

                                                      INDEX
                                                                                                               PAGE
                                                      PART I
Item 1.           Description of Business.........................................................................1

Item 2.           Description of Property........................................................................10

Item 3.           Legal Proceedings..............................................................................10

Item 4.           Submission of Matters to a Vote of Security Holders............................................10

                                                      PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.......................................11

Item 6.           Management's Discussion and Analysis or Plan of Operation......................................12

Item 7.           Financial Statements and Supplementary Data....................................................14

Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................................................14

                                                     PART III

Item 9.           Directors, Executive Officers, Promoters and Central Persons;
                  Compliance with Section 16(a) of the Exchange Act..............................................15

Item 10.          Executive Compensation.........................................................................17

Item 11.          Security Ownership of Certain Beneficial Owners and Management.................................20

Item 12.          Certain Relationships and Related Transactions.................................................21

Item 13.          Exhibits and Reports on Form 8-K...............................................................22

FINANCIAL STATEMENTS
                  Report of Independent Certified Public Accountants............................................F-2
                  Consolidated Balance Sheet at December 31, 1999 ..............................................F-3
                  Consolidated Statements of Operations for the Years Ended
                      December 31, 1999 and 1998................................................................F-4
                  Consolidated Statements of Shareholders' Equity for the Years Ended
                      December 31, 1999 and 1998................................................................F-5
                  Consolidated Statements of Cash Flows for the Years Ended
                      December 31, 1999 and 1998................................................................F-6
                  Summary of Significant Accounting Policies....................................................F-8
                  Notes to Consolidated Financial Statements...................................................F-11

                                     PART I

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-KSB CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THE FOLLOWING:
COMPETITION FROM OTHER MANUFACTURERS AND DISTRIBUTORS OF CONNECTIVITY AND NETWORKING PRODUCTS BOTH NATIONALLY AND INTERNATIONALLY; THE BALANCE OF THE MIX BETWEEN ORIGINAL EQUIPMENT MANUFACTURER SALES (WHICH HAVE COMPARATIVELY LOWER GROSS PROFIT MARGINS WITH LOWER EXPENSES) AND RETAIL SALES (WHICH HAVE COMPARATIVELY HIGHER GROSS PROFIT MARGINS WITH HIGHER EXPENSES) FROM PERIOD TO PERIOD; AND OUR DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING AND ASSEMBLY OF PRODUCTS AND THE ABSENCE OF SUPPLY AGREEMENTS. THESE AND ADDITIONAL FACTORS ARE DISCUSSED HEREIN. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN INVOLVE AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING), ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENT. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

ITEM 1.           DESCRIPTION OF BUSINESS

(a)      OVERVIEW

                  We design, manufacture, market and distribute computer connectivity and networking products nationally and internationally. We currently offer a broad range of products to our customers, including computer cables, connectors, installation products, data sharing devices, and fiber optic cables, as well as a complete selection of networking products, such as networking interface cards, hubs, transceivers, and repeaters for different networking topologies. We contract with various manufacturers to manufacture and assemble our products using designs and manufacturing specifications (including quality control) provided by us. Our products are manufactured from our own designs as well as from standard industry designs. We also assemble a very small percentage of our products at our North Miami facility and at our Communications Components Company, Inc., or CCCI, Facility. Our manufacturers are located primarily in the Far East, allowing us to obtain competitive pricing for our products due to comparatively lower labor costs in the production of our products. We offer our products to a broad range of both original equipment manufacturers customers and retailers (such as computer superstores and dealers, and mail order customers) in North America, Latin America, Eastern and Western Europe, and Japan. We generally do not offer our products to end users.

(b)      BUSINESS OF ISSUER

HISTORY OF THE COMPANY

         Advanced Electronic Support Products, Inc. is a Florida corporation incorporated in 1983. Our headquarters are located in North Miami, Florida and we have warehouse facilities in North Miami. Through AESP Computerzubehor GmbH, a German company and Advanced Electronic Supports Products Computertillbehor i Sweden Aktiebolag, a Swedish company, we established sales offices and warehouses in Germany and Sweden in 1987 and 1988, respectively.

         Until 1990, we primarily offered connectivity products for use with Apple computers. In 1991, we expanded our product base to include PC connectivity and general networking products. Since 1993, we have experienced significant sales growth in the United States, and, through AESP Germany and AESP Sweden, significant sales growth in Europe. In 1995, we began warehousing products in Germany to accommodate our growing product line and to better service our expanding base of European customers, including those in Eastern Europe.

         In February 1997, we completed our initial public offering and gained the listing of our common stock on the NASDAQ SmallCap Market. We used the net proceeds of the IPO to repay indebtedness, for product development and design, to increase our inventory to support customer requirements, to increase our sales force, to implement the "ISO 9002" standard, for advertising and marketing, for acquisitions and for working capital. Since the IPO, we have completed four acquisitions.

         In September, 1997, we acquired the assets of the networking division of Focus Enhancements, Inc. We now sell our networking products under the "Focus Networking" tradename to retail customers, primarily in the United States and Europe. We also have a supply agreement with Focus pursuant to which Focus purchases certain original equipment manufacturer connectivity components from us. In November, 1997, we acquired Dataholding AS (now called Jotec/AESP

AS), a distributor of connectivity and computer products headquartered in Oslo, Norway. During the fourth quarter of 1998, we acquired AESP Ukraine, a distributor of our products located in the Ukraine. In March 1999, we completed the acquisition of the net assets of Communications Components Company, Inc.
(CCCI), which manufactures a line of network connectivity products and systems.

NETWORKING AND COMPUTER CONNECTIVITY INDUSTRY OVERVIEW

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

         These trends have created an ever-increasing demand for bandwidth, to accommodate both the Internet and network traffic. However, the growth and technological advancement of the hardware backbone for networking and computer connectivity has simply not kept pace with that demand. The worldwide struggle to bring networking and computer connectivity hardware up to the level of demand represents a business opportunity for us, and our strategic objective is to become a leading manufacturer in the networking and computer connectivity equipment industry.

         The networking and computer connectivity market consists of two wholesale categories: manufacturers of computers and peripherals and distributors; and three retail categories, including retail stores, catalog companies and, most recently, web-based selling organizations. Our strategy is to market our products to all five of these potential customer groups.

         Manufacturers and distributors of networking and computer connectivity products range in size from channel dominant companies with annual sales of over $1 billion to independent or specialized distributors with annual sales of $1-3 million. Small distributors predominate the channel, reflecting both the specialized nature of technology and the variety of original equipment manufacturers and end-user customers for connectivity hardware.

         The networking and computer connectivity industry is characterized by rapid technological change. To maintain and enhance its competitive position, we must adapt to technological change, constantly upgrade and expand our product line, and eliminate obsolete products within that line. Thus, purchasing and inventory management are important determinants of our operating success.

         The networking and computer connectivity industry is also characterized by inevitable price erosion across the life cycle of products and technologies. To maintain our profitability in the face of constantly shrinking gross margins, our strategy is to seek out low cost producers without sacrificing quality and to seek to develop and maintain efficient internal operations allowing us to control our internal costs and expenses.

         While the market for networking and computer connectivity hardware is one of the fastest growing segments of the technology industry, the technology industry has historically experienced cyclical downturns. Any such downturns, unexpected changes in technology or shifts in the distribution channel for networking and computer connectivity equipment could have a materially adverse effect on us.

PRODUCTS AND SERVICES

         Our product line consists of two categories: networking and computer connectivity products.

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

         Connectivity products are products which connect a computer to peripheral equipment, such as printers, external storage devices, scanners, facsimiles or communications devices. Connectivity products include cables, plugs and interface devices. Within the computer industry, the trend in connectivity equipment is toward the development of so-called universal interfaces, using USB, Firewire and SCSI standards. These universal interfaces allow many different devices, such as monitors, keyboards, printers and modems, to be connected using one universal interface per connection. Universal interfaces have the potential to replace a number of connectivity products currently marketed by us. However, we believe that future sales of universal interfaces have the potential to be equal to or greater than sales of the connectivity devices replaced by such interfaces.

         We are constantly expanding and changing our product line within the aforementioned categories to expand the total number of products we can offer customers, to attract new customers, to penetrate new geographic and vertical markets and to increase gross sales. By expanding our product line to include products for different voltages, frequencies and connection configurations, and warehousing these products near potential customers, we have successfully expanded our sales activities into a number of Western and Eastern European countries.

         In order to provide assistance to our customers and to be competitive with other companies in our industry, we offer our customers several services. These services include: price protection (where the customer is entitled to receive a lower price if we publish a lower price to a situated customer for the same product on its next semiannual pricing list); enhanced packaging; custom packaging; technical and design support (where the customer receives advice from us on which product or design specification is appropriate for a particular situation); assembly support (where customers rely on us to assemble the component parts the customer traditionally had done itself); training (where the customer receives training from us on the different capabilities and applications of our products); merchandising/display programs and quality control.

MANUFACTURING AND SUPPLIERS

         All our products have been manufactured to our specifications. Those specifications are derived either from specifications provided to us by our original equipment manufacturer customers or from industry standard specifications. Products we sell to our original equipment manufacturer customers are typically manufactured to the customer's unique specifications. Products we sell to our networking and connectivity customers are typically manufactured to industry standard specifications.

         We contract with manufacturers using two methodologies. Under the first methodology, typically used for the manufacture of custom designed products, we contract with a primary manufacturer (a/k/a an "assembler") and then direct that manufacturer to various component manufacturers with whom we also have contracted. The component manufacturers then supply components to the assembler, who is responsible for final manufacturing of the finished product. The value of this methodology to the manufacturing of custom designed products is that we can enforce our specifications at every step of the component manufacturing and final assembly process. Under the second methodology, typically used for the manufacture of industry standard specification products, we contract only with the primary manufacturer, which makes its own arrangements with component suppliers. We enforce our specifications on the primary manufacturer, which is responsible for the enforcement of our specifications on the component suppliers with whom it has contracted.

         Due to the high volume and labor intensive nature of manufacturing computer connectivity products, most of the products we sell are manufactured outside the United States in such countries as Taiwan, the Peoples' Republic of China and Hong Kong. We utilize the services of an unaffiliated trading company in Taiwan which assists us in working with our suppliers in the Far East. We also assemble a small percentage of our products at our North Miami, Florida facility. Additionally, as a result of our recent acquisition of CCCI, we now manufacture connectivity products at its Broomall, Pennsylvania manufacturing facility.

         For the production of each specific type of product, we usually maintain an on-going relationship with several suppliers to insure against the possibility of problems with one supplier adversely impacting our business. For the production of original manufacturer products, we usually use a single supplier for each product, with other factories providing competitive price quotes and being available to supply the same product if a primary supplier fails to produce for reasons outside our control. However, we may not be able to easily replace a sole source of supply if required. In an effort to produce defect-free products and maintain good working relationships with our suppliers, we keep in contact with our suppliers, regularly inspecting the manufacturing facilities of the suppliers and implementing quality assurance programs in the supplier's factories.

         Over the last five years, we have progressively expanded our supplier base. Presently, we work with approximately 40 suppliers. We have one supplier (located in China), which supplied 11.0% of our purchases during 1999. No other source of supply accounted for more than 10 percent of our purchases during 1999. We do not enter into supply or requirements contracts with our suppliers. We believe that purchase orders, as opposed to supply or requirement agreements, provide us with more flexibility in responding quickly to customer demand. Nevertheless, the loss of one or more of our suppliers could have an adverse impact on us.

QUALITY CONTROL

         Our goal is to provide our customers with defect-free products. Working with our primary manufacturers and often with the manufacturers of the component parts, we have instituted quality control measures at five stages throughout the manufacturing process. At the first stage, we work with our primary manufacturers to institute a general quality control check upon the entry of the various component parts into the primary manufacturers' factory (a.k.a. the incoming inspection). At the second stage, the primary manufacturer checks to ensure that the contacts which are being fitted with connectors function properly. The third and fourth stages of quality control occur after each molding process, with the final product being subject to quality control upon shipment to us. The fifth and final stage of quality control occurs at one of our distribution warehouses (North Miami, Ukraine, Germany, Sweden and Norway). At this final stage of quality control, we test a certain percentage of each shipment of the products we receive to ensure the products meet our quality standards.

         In 1998, we were certified as being in compliance with the "ISO 9002" standard. The ISO 9002 standard is an international manufacturing standard which is becoming more prevalent across numerous industries. Almost all of our current suppliers are either ISO 9002 compliant or in the process of implementing ISO 9002 procedures.

CUSTOMER BASE

         Our customer base is divided into two categories: original equipment manufacturers and resale customers. Original equipment manufacturer customers are generally manufacturers of computer-related audio-video equipment which use our products as part of their finished products. Resale customers are local and regional resellers, value-added resellers and distributors, educational institutions and catalog houses. Catalog houses constitute a large share of our U.S. retail sales. The resale mass merchandising market also represents a significant growth area for us. We do not sell our products directly to end-users.

         Substantially all of our revenues are derived from the sale of our products through third parties. Domestically, our products are sold to end users primarily through original equipment manufacturer customers, wholesale distributors, value added resellers, mail order companies, computer superstores and dealers. In Europe, our products are sold through wholesale distributors and mail order companies, dealers, value added resellers and web-based distributors. Accordingly, we are dependent on the continued viability and financial stability of our resale customers. Our resale customers often offer products of several different companies, including, in many cases, products that are competitive with our products. Our resale customers may not continue to purchase our products or provide us with adequate levels of support. The loss of, or a significant reduction in sales volume to, a significant number of our resale customers could have a material adverse effect on our results of operations.

         Sales to our exclusive distributor in Russia, AESP-Russia, amounted to 9.2% of our net sales for 1998 and 9.4% of our net sales for 1999. However, in August 1998, due to deteriorating economic conditions in Russia, AESP-Russia experienced a cessation of business volume. As a consequence, we elected, during our third fiscal quarter of 1998, to take a one-time charge of approximately $2.1 million, representing the write-off of inventory and accounts receivable relating to AESP-Russia. We are currently selling products to our Russian distributor on a paid-in-advance basis. In addition, during 1999, we recovered approximately $200,000 of the accounts receivable due from our Russian distributor which were written off during 1998.

         Our top 10 customers (including AESP-Russia) accounted for approximately 31% and 32% of our net sales for the years ended December 31, 1998 and 1999. No one customer accounted for more than 10% of net sales in 1999 and 1998.

         We believe that due to the vagaries of the computer industry, it is likely that some customers who are significant customers in one period may become insignificant customers in future periods. The reduction in net sales attributable to our top ten customers from period to period reflects our attempts to diversify our customer base and reduce our dependence on any one set of customers. However, the loss of one or more significant customers could have a material adverse impact on our business and results of operations.

MARKETING AND SALES

         Our marketing and sales efforts are directed by our Sales and Marketing Department. The Marketing Department is responsible for, among other things, publishing our catalogs for each product line as well as the general company catalog, assisting our sales group in preparing for sales shows, advertising our products in industry publications, working with mail-order catalogs to prepare advertising space in such catalogs, and providing designs for packaging our products. The Sales Department is responsible for, among other things, contacting potential customers with information and prices for our products, following leads from trade shows, providing customer support and visiting customers on a regular basis. The Marketing Department is responsible for worldwide marketing while the Sales Department is divided in responsibility by geographic location.

         Original equipment manufacturer sales are handled by salespersons located in our headquarters in North Miami, Florida. All original equipment manufacturer customers receive their shipments from our North Miami warehouse. Networking and connectivity sales are generally handled from our headquarters in North Miami, Florida, from CCCI's facilities in Broomall, Pennsylvania, and from the German, Swedish, Ukrainian and Norwegian offices and warehouses.

COMPETITION

         We compete with many companies that manufacture, distribute and sell computer connectivity and networking products. While these companies are largely fragmented throughout different sectors of the computer connectivity industry, a number of these companies have greater assets and possess greater financial and personnel resources than ours. Some of these competitors also carry product lines which we do not carry and provide services which we do not provide. Competitive pressure from these companies may materially adversely affect our business and financial condition in the future. In the event that more competitors begin to carry products which we carry and price competition with respect to our products significantly increases, competitive pressures could force us to reduce the prices of our products, which would result in reduced profit margins and prolonged price competition and would have a material adverse effect on our operating results and financial condition. A variety of other potential actions by our competitors, including increased promotion and accelerated introduction of new or enhanced products, could also have a material adverse effect on our results of operations. We may not be able to compete successfully in the future.

GROWTH STRATEGY

         Our strategic objective is to become a leader in the computer and network connectivity equipment market, and to make the name "AESP" synonymous with state-of-the-art hardware in this segment.

         NETWORKING AND CONNECTIVITY PRODUCTS & ORIGINAL EQUIPMENT MANUFACTURER CUSTOMER BASE

         We intend to increase our revenues and income in the networking and original equipment manufacturer markets by continuing to broaden our customer base in existing markets and by expanding into new markets. In order to increase national and international customer base, we intend to continue to market to large distributor catalog companies, to increase both our product line and inventory and to expand our sales reach in the US, Eastern and Western Europe and in the future into Latin America. To expand our original equipment manufacturer customer base, we intend to expand our business with computer product and networking hardware manufacturers, and to solicit manufacturers in other fast-growing vertical markets, such as networking, telecommunications, medical instrumentation and cable TV.

         STRATEGIC ACQUISITIONS

         The other element of our growth strategy is to acquire other companies, assets and/or product lines that will compliment or expand our business. We are seeking companies which market to the networking, telecommunications, cable audio/video and computer industries. We believe that acquisitions, mergers, asset purchases or other strategic alliances in these categories should enable us to achieve operating leverage on our existing resource base.

         Our ability to expand by acquisition has been, and will continue to be limited by the availability of suitable acquisition candidates, in both the United States and internationally, and by our financial condition and the price of our common stock. Our ability to complete acquisitions may also be limited by certain restrictive covenants contained in our credit agreement. In addition, acquisitions involve risks that could adversely affect our operating results, including but not limited to the assimilation of personnel, inventory, product lines, customers and liabilities of the acquiree company; the effect of amortization of intangible assets, such as goodwill, on our earnings and the retention of key executives of the acquiree company. We may not be successful in consummating acquisitions on acceptable terms.

         Other than as required by the our Articles of Incorporation, By-Laws, and applicable law, our shareholders are not entitled to vote on acquisitions, mergers or other business combinations.

CORPORATE ORGANIZATION

         Our operations are divided into six departments: (1) the Sales and Marketing Department, (2) the International Sales Department (including sales offices in Sweden, Germany, Norway and Ukraine), (3) the Purchasing Department,
(4) the Operations Department (including the MIS, shipping, warehouse and quality control and production groups), (5) the Finance/Accounting Department and (6) manufacturing/CCCI. The Sales and Marketing Department covers sales in Latin America, the United States and Canada. Account Managers and Customer Service Representatives service this department from our North Miami, Florida headquarters. The International Sales Department covers sales in Eastern and Western Europe, with offices in Sweden, Germany, the Ukraine and Norway, and an exclusive distributor in Russia.

EMPLOYEES

         As of December 31, 1999, we employed 149 people at the following locations: Miami office- -59; Ukraine--37; Norway--20; CCCI--12; Sweden--11; and Germany--10. Company wide--33 employees work in administration/accounting, 12 employees work in purchasing, 49 employees work in sales and marketing, and 55 work in the operations department. None of our employees is covered by collective bargaining agreements. We believe that our relationship with our employees is good.

GOVERNMENT REGULATION

         We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to networking and computer connectivity products.

ITEM 2.           DESCRIPTION OF PROPERTY

         The table set forth below identifies the principal properties we currently utilize. All properties are leased, are in good condition and are maintained on a regular basis and are adequate for our present requirements. RSB Holdings, Inc., a related party, owns the corporate headquarters, product assembly and central warehouse, and leases such properties to us. Under the terms of our credit agreement, RSB Holdings has executed landlord waivers, permitting the lender the priority right to enter our premises and seize collateral in the event of a default under the credit agreement. See Note 8 of Notes to Consolidated Financial Statements for information regarding the financial terms of our leases.

                                                                                             APPROXIMATE
                                                                                               SQUARE
FACILITY DESCRIPTION                                      LOCATION                             FOOTAGE
--------------------                                      --------                             -------
Corporate Headquarters, Product Assembly and              North Miami, FL                      10,000
Central Warehouse
Warehouse                                                 North Miami, FL                      20,000
Sales Office and Warehouse                                Tierp, Sweden                         5,000
Sales Office and Warehouse                                Oslo, Norway                         14,000
Sales Office and Warehouse                                Sulzemoos, Germany                    5,000
Bonded Warehouse                                          Vinnitsa, Ukraine                    10,000
Sales Office                                              Vinnitsa, Ukraine                    18,500
Sales Office and Manufacturing                            Broomall, Pennsylvania                5,085


         We also utilize a bonded warehouse in Rotterdam, Netherlands and a third party warehouse in Miami, Florida. We pay rent for both of these warehouses based upon the number of pallets which we store in these facilities from time to time.

ITEM 3.           LEGAL PROCEEDINGS

         As of the date of this Form 10-KSB, we were not a party to any material legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of the 1999 fiscal year or during the first quarter of the 2000 fiscal year.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock and redeemable stock purchase warrants are traded on the NASDAQ Small Cap Market under the symbols "AESP" and "AESPW," respectively. The high and low bid prices of the common stock and the warrants for each quarter during our two most recent fiscal years, as reported by NASDAQ, are set forth below:

                                             COMMON STOCK                 WARRANTS
                                        -----------------------    -----------------------
                                           HIGH         LOW           HIGH         LOW
                                        ----------   ----------    ----------   ----------
1998
----
First Quarter                             3  3/4      2  1/2            7/8        9/32
Second Quarter                            4 11/16     3  1/16        1  1/4       11/32
Third Quarter                             4  5/32     1  3/4            5/8        1/8
Fourth Quarter                            2  7/16     1  7/32           7/32       1/16

1999
----
First Quarter                             2 11/16     1  5/16           9/32       1/16
Second Quarter                            2  5/8      1 17/32          11/32       1/16
Third Quarter                             3  7/16     2  1/16           7/16       5/32
Fourth Quarter                            2  5/8      1 17/32           3/8        1/16

2000
----
First Quarter                             8  3/8      1  3/4         2  7/8        9/32
Second Quarter (to 4/28/00)               3  1/4      1  3/4         1             3/8


         At May 1, 2000, the number of holders of record of our common stock was
28. However, our transfer agent estimates (based upon available information) that there are approximately 800 beneficial holders of our common stock.

         We have not paid any dividends during the last two fiscal years and we do not intend to pay any cash dividends on common stock for the foreseeable future. We intend to reinvest our earnings, if any, in the growth and expansion of its business. Other than our credit facility, there are no restrictions that limit our ability to pay dividends or that are likely to do so in the future.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         For the year ended December 31, 1999, we had net sales of $26.5 million, an increase of $4.5 million, or 20.5% over net sales of $22.0 million for the year ended December 31, 1998. The increase in sales primarily resulted from increases in domestic sales for both original equipment manufacturer and retail products. Original equipment manufacturer sales were up $1.5 million or 61.1%, for the 1999 fiscal year compared to the 1998 fiscal year. Similarly, domestic networking sales increased by $0.9 million, or 14.2%, for 1999 compared to 1998. Our 1999 sales also benefited from sales by CCCI of $1.0 million. International sales increased $1.8 million, or 18.7%, from 1998 to 1999. Sales during 1999 and 1998 to our Russian distributor aggregated 9.4% and 9.2%, respectively, of net sales. Sales by the Company's Ukranian Operation were $1.3 million for 1999, compared to $200,000 for 1998. This business was acquired by the Company in October 1998 and therefore 1998 sales only included two months of operations.

         Our gross profit margin was 38.4% for the year ended December 31, 1999, compared to 37.9% for 1998. The primary reason for this change was the increase in domestic retail sales and international networking sales from period to period, partially offset by an increase in OEM sales. As we have previously stated, the mix of original equipment manufacturer and networking business in any particular period will impact (positively or negatively) the gross profit margin in that particular period. Generally, original equipment manufacturer business generates a lower margin than our networking or international business, but has considerably less overhead corresponding to the sale. The gross profit margin for 1998 was also negatively impacted by write-offs of approximately $659,000 of inventory which was custom made for the Company's Russian distributor. The gross profit margin was positively impacted during 1999 by sales of a substantial portion of this inventory to the Company's Russian distributor. The Company believes that this inventory was sold for less than its original cost.

         Selling, general, and administrative (SG&A) expenses decreased $2.4 million, or 20.8%, for 1999 compared to 1998. SG&A for 1998 included a one time write-off of $1.4 million of Russian receivables and $.5 million of receivables from the Company's Ukrainian distributor prior to the acquisition of such distributor in October 1998. No such write-off occurred in 1999. As a percentage of net sales, SG&A for the twelve months ended December 31, 1999 was 35.0%. Comparatively, selling, general, and administrative expenses for 1998 was 53.2% (44.6% without the write-offs).

         As a result of the aforementioned factors, income from operations for 1999 was $900,000, compared to a loss of $3.4 million for 1998. The Company had a loss from operations during the fourth quarter of 1999 of $244,000.

         Interest expense (other than on shareholders' convertible notes) increased by $39,000 from period to period. Exchange rates losses were $131,000 for 1999, compared with $143,000 exchange rate gain in 1998. Taxes for 1998 benefited from net operating loss carry backs arising as a result of our 1998 losses.

         Diluted earnings per share for the 1999 fiscal year were $0.10 per share, compared to a loss of $2.10 per diluted share for the 1998 fiscal year. Weighted average diluted shares outstanding were 4,026,796 for 1999, compared to 2,284,201 for 1998. Weighted average shares outstanding for 1999 compared to 1998 includes the 799,514 shares issued at December 31, 1998 in connection with the conversion of outstanding convertible debt. See Note 11 of Notes to Consolidated Financial Statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have financed our operations primarily with cash flow from operations and with the proceeds from our available credit lines. Cash provided by operating activities for the year ended December 31, 1999 was $1.4 million, compared to cash used in operations of $1.1 million for 1998. The change from period to period results from the 1998 losses.

         Cash used in investing activities was $750,000 for 1999, compared to $300,000 for 1998. Included in investing activities for 1999 are loans to related parties of $449,000. These loans were made to various employees and former stockholders of the Company's Norwegian subsidiary. The current balance of the loans is approximately $257,000 and the loans are payable on December 31, 2000 with interest of 7% per annum.

         Cash provided by financing activities for the year ended December 31, 1998 was $2.4 million (primarily borrowings under the Company's line of credit), compared to cash used in financing activities during 1999 of $92,000.

         Working capital was $4.7 million at December 31, 1999, compared to $4.5 million at December 31, 1998. Accounts receivable were $3.1 million at December 31, 1999, compared to $3.0 million at December 31, 1998, reflecting better collection efforts during 1999. Inventory was $5.7 million at December 31, 1999, compared to $6.2 million at December 31, 1998. The decrease in inventory of $469,000 from period to period, despite substantially increased sales during 1999, reflects the results of our efforts to use our inventory more efficiently. The number turns of the inventory increased from 2.3 times in 1998 to 2.8 times in 1999.

         We have a $3.5 million dollar revolving line of credit with an institutional lender, the material terms of which are set forth below. Borrowings under this line of credit bear interest at the rate of prime plus 0.25% per annum. Available borrowings under the line are based upon specific percentages of eligible accounts receivable and inventories. The line of credit is secured by a lien on our accounts receivable, inventory and all of our other assets. As of December 31, 1999, approximately $ 2.4 million was outstanding under this credit facility. The line of credit is guaranteed by our principal shareholders.

         In connection with our credit facility agreement, we are required to comply with certain affirmative and negative covenants, including limitations on further borrowings and dividend payments. Further, we are obligated to remain in compliance with certain financial ratios during the term of the agreement. As of December 31, 1999, we were not in compliance with one of the covenants under our agreement with our lender; HOWEVER, our lender has waived this violation at December 31, 1999. We believe that we are currently in compliance with applicable covenants under our agreement.

         We may borrow funds from our credit facility to fund our future growth. We may not be in a position to borrow funds under our credit line at such time as they are required. Additionally, the credit facility will mature on September 2, 2000. While we expect that we will be able to renew the facility, we may not be able to renew the credit facility or even renew it on its current terms.

         We expect that our cash flow from operations, along with our currently available bank line of credit, will be sufficient to meet our financing requirements over the next twelve months. This is a projection, however, our cash flow from operations and from our available line of credit may not be available to meet our cash requirements over the next twelve months.

         We do not believe that inflation has had a significant effect on our operations during the last several years. We believe we have historically been able to pass on increased costs of production to the price charged for our products. However given the labor-intensive nature of our products and the fact that the majority of our production occurs in the Far East, we may not continue to be able to pass on such increased costs in the future.

YEAR 2000 ISSUES

         We were not impacted by Year 2000 related problems in our operations, and we believe that our present computer systems are Y2K compliant. We have completed an update of our computer system in order to have the computer system capable of handling the projected growth and diversification of our present and acquired businesses.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial information required by Item 7 is attached to this Report following Part III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

BOARD OF DIRECTORS

         Our Articles of Incorporation and By-laws provide for one class of Board of Directors. At the date of this Proxy Statement, the members of the Board and the length of service as Directors were as follows:


NAME                                                AGE      DIRECTOR POSITIONS                           SINCE
----                                                ---      ------------------                           -----
Slav Stein(1).................................      55       President, Chief Executive                    1983
                                                             Officer and Director

Roman Briskin(1)..............................      50       Executive Vice President,
                                                             Secretary/Treasurer and Director              1984

Terrence R. Daidone(1)(2)(3)..................      40       Director                                      1997

William B. Coldrick(2)(3).....................      58       Director                                      1997

Leonard Sokolow...............................      43       Director                                      1999


---------------------
(1)      Member of the Executive Committee.
(2)      Member of the Audit Committee.
(3)      Member of the Compensation Committee.

BUSINESS EXPERIENCE

         The principal occupations for at least the past five years of each of our Directors are as follows:

         Mr. Stein is one of our founders and has been employed by us in a senior executive capacity and has been one of our Directors since our formation in 1983. Mr. Stein has been the President, Chief Executive Officer and a Director of our company since our IPO. Mr. Stein is also one of our principal shareholders.

         Mr. Briskin has been one of our senior executive officers since 1984, a Director since 1992 and has served as Executive Vice President, Secretary/Treasurer and a Director of our company since the IPO. Mr. Briskin is also one of our principal shareholders.

         Mr. Daidone has served as one of our Directors since January 1997. Mr. Daidone has been Vice President of Sales and Marketing of Fugate and Associates, Inc./ERS Imaging Supplies, Inc., a private corporation engaged in the collection and distribution of empty printer cartridges, since January 1996. From 1993 to 1996, Mr. Daidone served as Director of Mass Merchant Operations with Nashua Corporation, a company engaged in the manufacturing of coated products.

         Mr. Coldrick has served as one of our Directors since June 1997. Mr. Coldrick is also a Director of Focus Enhancements, Inc., a Delaware corporation, where he has served since 1993. See "Certain Transactions." Mr. Coldrick is retired. Prior to his retirement, Mr. Coldrick served in various senior capacities with Apple Computer and Unisys Corporation. Mr. Coldrick currently acts as an investor in and a consultant to several companies.

         Mr. Sokolow has been a Director of our company since November 1999. Since November 1999, Mr. Sokolow has been CEO and Vice Chairman of vFinance.com, Inc. which is traded over the counter. Since September 1996, Mr. Sokolow has been the President of Union Atlantic LC, a merchant, banking and strategic consulting firm specializing domestically and internationally in technology industries. Union Atlantic is a wholly owned subsidiary of vFinance.com. Since August 1993 Mr. Sokolow has been President of Genesis Partners, Inc., a private financial business consulting firm. Mr. Sokolow was Chairman and Chief Executive Officer of the Americas Growth Fund, Inc., a closed-end management investment company, from August 1994 to December 1998. Mr. Sokolow presently serves as a director of Catalina Lighting, Inc., a designer, manufacturer and distributor of lighting fixtures and lamps traded on the New York Stock Exchange, and Ezcony Interamerica, Inc., a distributor of major brand name consumer electronics to Latin America. The shares of Ezcony Interamerica are traded over the counter.

EXECUTIVE OFFICERS

         The following list reflects our executive officers, as of the date of this report, the capacity in which they serve our company, and when they took office:


NAME                                 AGE     EXECUTIVE POSITION                                       OFFICER SINCE
----                                 ---     ------------------                                       -------------
Slav Stein                            55     President and Chief Executive Officer                         1983

Roman Briskin                         50     Executive Vice President, Secretary/
                                             Treasurer                                                     1984

FAMILY RELATIONSHIPS

         There are no family relationships between or among any of our directors and executive officers.

COMPLIANCE WITH SECTION 16(A)

         Based solely upon our review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during our fiscal year ended December 31, 1999 and any Forms 5 and amendments thereto furnished to us with respect to such fiscal year, and any written representations referred to in subparagraph (b)(2)(i) of Item 405 of Regulation S-B, except as set forth below, no person who at any time during the fiscal year ended December 31, 1999 was a director, officer or, to our knowledge, a beneficial owner of more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, failed to file on a timely basis, as disclosed in Forms 3, 4 and 5, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 1999.

ITEM 10.          EXECUTIVE COMPENSATION

         The following table shows remuneration paid or accrued by us during the year ended December 31, 1999 and for each of the two preceding years, to our Chief Executive Officer and to each of our other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000:

                                                                           LONG-TERM COMPENSATION
                                                                         ----------------------------
                                            ANNUAL COMPENSATION               AWARDS
                                      -------------------------------    ------------------
                                                             OTHER      RESTRICTED                     ALL OTHER
                                       SALARY    BONUS       ANNUAL        STOCK    OPTION/    LTIP   COMPENSATION
NAME AND PRINCIPAL POSITION   YEAR       ($)     ($)(1)   COMPENSATION    AWARDS    SARS(#)  PAYMENTS     (2)(3)
--------------------------    ----    --------  --------  ------------   --------   -------  --------  -------------
Slav Stein                    1999    $180,000  $ 31,814       -           25,000      -         -         6,000
CEO                           1998     164,423         -       -          100,000      -         -         6,000
                              1997     149,723    62,516       -          180,250      -         -         6,000
Roman Briskin                 1999    $180,000  $ 31,814       -           25,000      -         -         6,000
Executive Vice President      1998     164,423         -       -          100,000      -         -         6,000
                              1997     149,723    62,516       -          180,250      -         -         6,000

------------------

(1) Bonus is based on a percentage of pre-tax income pursuant to current employment agreements.

(2) Does not include compensation paid to the executive in 1997 to allow the executive to pay taxes on our income incurred while we were an S corporation for federal income tax purposes and interest on promissory notes due to the executive from us, which notes were converted into shares of our common stock effective December 31, 1998.

(3) Messrs. Stein and Briskin receive an automobile allowance of $6,000 per year pursuant to the terms of their employment agreements with us. Table excludes value of a $500,000 term life insurance policy which the Company purchases for the benefit of each of Messs. Stein and Briskin.

OPTION GRANTS DURING LAST FISCAL YEAR

         The following table sets forth information concerning options granted during the fiscal year ended December 31, 1999 to the persons named in the preceding summary compensation table under the caption "Executive Compensation":

                                            INDIVIDUAL GRANTS
                            --------------------------------------------------
(A)                                NUMBER OF                % OF TOTAL
                                  SECURITIES               OPTIONS/SARS
                                  UNDERLYING                GRANTED TO              EXERCISE OR
                                 OPTIONS/SARS              EMPLOYEES IN              BASE PRICE           EXPIRATION
                                  GRANTED (#)               FISCAL YEAR               ($/SH.)*               DATE
------------------------------------------------------------------------------------------------------------------------
Name
------------------------------------------------------------------------------------------------------------------------
Slav Stein                          25,000                     17.4%                    2.13              11/22/2009
Roman Briskin                       25,000                     17.4%                    2.13              11/22/2009

-----------------

AGGREGATED OPTION/SAR EXERCISED DURING LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table sets forth information concerning the value of unexercised stock options at the end of the 1999 fiscal year for the persons named in the preceding summary compensation table under the caption "Executive Compensation":

          (A)                      (B)                    (C)                     (D)                      (E)
                                                                               NUMBER OF
                                                                              SECURITIES                 VALUE OF
                                                                              UNDERLYING               UNEXERCISED
                                                                              UNEXERCISED              IN-THE-MONEY
                                                                             OPTIONS/SARS              OPTIONS/SARS
                                                                             AT FY-END (#)            AT FY-END ($)
                                                                       -------------------------  ----------------------
                             SHARES ACQUIRED             VALUE               EXERCISABLE/              EXERCISABLE/
         NAME                ON EXERCISE (#)          REALIZED ($)           UNEXERCISABLE            UNEXERCISABLE*
------------------------------------------------------------------------------------------------------------------------
Slav Stein                          -                      -                200,000/205,250           32,000/32,840
Roman Briskin                       -                      -                200,000/205,250           32,000/32,840

----------------

* Computed based upon the difference between the closing price of our common stock at December 31, 1999 ($1.66) and the exercise price of certain of the outstanding options. No value has been assigned to options which are not in the money.

COMPENSATION OF DIRECTORS

         Those of our directors who are not our employees are annually granted options to purchase 25,000 shares of our common stock at an option exercise price equal to the closing price of our common stock on the date of grant. These options vest immediately. Directors also receive $3,000 per year for service on the Board of Directors and on committees of the Board of Directors. Directors who are our employees receive no additional compensation for their service on the Board of Directors. All Directors are also reimbursed for expenses incurred in attending Board meetings.

EMPLOYMENT AGREEMENTS

         On February 19, 1997, Messrs. Stein and Briskin each entered into an employment agreement with us. The term of such employment agreements (subject to earlier termination for cause) are for an initial period of five years and will thereafter continue for successive one-year terms unless canceled by either party. During the term of such employment agreements, Messrs. Stein and Briskin will each receive a salary of $150,000 per year, which salary will increase annually by 10 percent of the prior year's salary plus the increase in the consumer price index, which annual increase may not, in any event, exceed 20 percent of the prior year's salary. In addition, Messrs. Stein and Briskin will each be entitled to receive an annual bonus equal to five percent of our pre-tax net income in each fiscal year. We provide each of Messrs. Stein and Briskin with an automobile allowance of $500 per month and a term life insurance policy in the amount of $500,000.

         In the event that during the term of such employment agreements there is a change of control of our company which has not been approved by the our Board of Directors, Messrs. Stein and Briskin will have the option to terminate their employment with us within three months of the change of control and receive a lump sum payment of $750,000 each. In such event, all previously granted stock options would become automatically vested. If the Board of Directors approves a change of control, Messrs. Stein and Briskin may terminate their employment, but would only be entitled to receive a payment equal to the prior year's annual salary and to become automatically vested in a portion of their stock option equal to their percentage completion of the term of their employment agreement. For purposes of the employment agreements, a "change in control" is defined as an event that: (i) would be required to be reported in response to Item 6(e) of Schedule 14(a) of Regulation 14A under the Exchange Act; or (ii) causes a person other than Messrs. Stein and Briskin to beneficially own more than 30 percent of our outstanding securities. As part of such employment agreements, each of Messrs. Stein and Briskin have agreed not to compete against us for a 12-month period following the termination of their employment with us for any reason other than a change in control without the approval of the Board of Directors.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of May 1, 2000 we had outstanding 3,382,921 shares of our common stock. The following table sets forth, as of May 1, 2000, certain information regarding our common stock owned of record or beneficially by (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our directors and named executive officers; and (iii) all directors and executive officers as a group.

                                                                          BENEFICIAL OWNERSHIP
                                                                           OF COMMON STOCK(1)
                                                                  ------------------------------------
NAME OF BENEFICIAL OWNER(1)                                           SHARES                 PERCENT
-----------------------------------------------------             ---------------          -----------
Slav Stein(2)........................................                1,006,007                28.1%
Roman Briskin(2).....................................                1,006,007                28.1%
Terrence R. Daidone(3)...............................                   65,000                 1.9%
William B. Coldrick(3)...............................                   62,000                 1.8%
Leonard Sokolow(3)...................................                    6,250                 0.2%
All directors and executive officers
  as a group (5 persons)(4)..........................                2,145,264                55.5%


------------------
*        Less than one percent

(1) Unless otherwise indicated, each person named in the table has the sole voting and investment power with respect to the shares beneficially owned. The address for each beneficial owner is c/o Advanced Electronic Support Products, Inc., 1810 N.E. 144th Street, North Miami, Florida 33181.

(2) Includes options to purchase 200,000 shares of common stock issuable upon the exercise of vested stock options. Excludes unvested options to purchase 205,250 shares of common stock.

(3) Shares of common stock issuable upon the exercise of vested stock options.

(4) Includes vested stock options to purchase an aggregate of 533,250 shares of common stock.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On July 15, 1996, we entered into a five year lease with RSB Holdings, Inc., a Florida corporation ("RSB Holdings"), pursuant to which we lease our corporate headquarters and warehouse in North Miami, Florida. We make annual payments under such lease in the amount of approximately $43,200. Messrs. Stein and Briskin each own 50 percent of the issued and outstanding common stock of RSB Holdings, and are its sole officers and directors.

         Immediately prior to the effective date of the IPO (February 13, 1997), Messrs. Stein and Briskin, who owned all of the outstanding stock of AESP Computerzuberhor GmbH, a German company, and Advanced Electronic Support Products Computertillbehor i Sweden Aktiebolag, a Swedish company, contributed their interests in said corporations to us for no additional consideration.

         In February 1997, we issued two principal shareholders' notes, each in the amount of $869,562. The principal shareholders' notes bore interest at a rate of one percent over the prime rate, payable monthly. Principal and accrued but unpaid interest was due on February 19, 2005. The principal shareholders' notes were originally convertible into our common stock at a conversion price of $4.00 per share. In February and March 1997, we paid Messrs. Stein and Briskin $150,000 each as a prepayment of a portion of the principal shareholders' notes.

         Effective December 31, 1998, the principal shareholders' notes were converted into an aggregate of 799,514 shares of our common stock. The conversion price was $1.80 per share. The conversion price was determined by the independent members of the Board, after negotiation with the principal shareholders and represented a 31% premium over the price of our common stock on the conversion date. The new conversion price, which amended the original conversion price, was agreed to in order to induce the holders of the notes to immediately convert the notes, thus saving us future interest on the notes and immediately increasing our net worth.

         In July 1995, US Advantage Corporation, a Florida corporation loaned us $120,000, pursuant to a Demand Promissory Note, at an interest rate of 8.5 percent per annum. During 1997, we paid $125,350 to US Advantage in satisfaction of all the principal and a portion of the interest of the Demand Promissory Note. Messrs. Stein and Briskin each own 50 percent of the issued and outstanding capital stock of US Advantage. Approximately $33,000 of accrued but unpaid interest remains due and payable under this note.

         In September 1997, we purchased the assets of the networking division of Focus Enhancements, Inc. Mr. Coldrick, who serves as one of our Directors, also serves as a director on the Board of Directors of Focus.

         We believe that all the foregoing related-party transactions were on terms, as a whole, no less favorable to us than could reasonably be obtained from unaffiliated third parties. Since the IPO, all transactions with affiliates have been approved by a majority of our disinterested directors and on terms no less favorable to us than those that are generally available from unaffiliated third parties.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

           3.1        Amended and Restated Articles of Incorporation of the
                      Company 1
           3.2        Bylaws of the Company 2
           3.3 Articles of Amendment to Amended and Restated Articles of Incorporation 2
           3.4        Second Amended and Restated Bylaws of the Company 2
           4.1        Form of Common Stock Certificate 2
           4.2        Warrant Agreement and Warrant Certificate 2
           10.1 Loan Agreement between the Company and SunTrust Bank Miami, N.A., dated July 26, 1996 7
           10.2 Lease Agreement between the Company and RSB Holdings, Inc., dated July 15, 1996 2
           10.3 Promissory Note between the Company and U.S. Advantage, dated July 15, 1996 2
           10.4       Form of 1996 Stock Option Plan 2
           10.5       Form of Employment Agreement between the Company and Slav
                      Stein 2
           10.6 Form of Employment Agreement between the Company and Roman Briskin 2
           10.7 Form of Convertible Subordinated Promissory Note from the Company to Messrs. Stein and Briskin 2
           10.8 Form of Stock Option Agreements between the Company and Messrs. Stein and Briskin 2
           10.9       Form of Mahoney Consulting Agreement 2
           10.10      Form of Financial Advisory Agreement 2
           10.11 Form of Contingent Stock Option Agreement between the Company and Messrs. Stein and Briskin 2
           10.12      Form of Lock-Up Agreement 2
           10.13      Amendment to 1996 Stock Option Plan 9
           10.14 Loan Agreement between the Company and SunTrust Bank/Miami, N.A., dated March 25, 1999 6
           10.15 Loan Agreement between the Company and Commerce Bank, N.A., dated September 23, 1999 8
           10.16      Master Purchase Agreement between the Company and Focus
                      Enhancements, Inc., dated September 29, 1997 4
           10.17      Amendment to Master Purchase Agreement between the Company and Focus 6
           10.18 Asset Purchase Agreement between the Company and Focus Enhancements, Inc., dated September 30, 1997 4
           10.19 Share Exchange Agreement between the Company, Dataholding AS, and selling shareholders of Dataholding AS, dated November 12, 1997 5
           10.20 Stock Purchase Agreement among the Company, CCCI and Donald Y. Daily, Jr. 6
           21.1       List of Subsidiaries 6
           27.1       Financial Data Schedule*

-----------------
           *          Filed herewith.

         1        Incorporated by reference to our Registration Statement on
Form 8-A (SEC File No. 000-21889) filed with the SEC on December 18, 1996.

         2        Incorporated by reference to our Registration Statement on
Form SB-2, and amendments thereto (SEC File No. 333-15967), declared effective February 13, 1997.

         3        Incorporated by reference to our Quarterly Report on Form
10-QSB for the quarter ended June 30, 1997.

         4        Incorporated by reference to our Current Report on Form 8-K filed October 15, 1997.

         5        Incorporated by reference to our Quarterly Report on Form
10-QSB for the quarter ended September 30, 1997.

         6        Incorporated by reference to our Annual Report on Form
10-KSB for the year ended December 31, 1998.

         7        Incorporated by reference to our Registration Statement on
Form SB-2 (SEC File No.333-15967) filed with the SEC on November 12, 1996.

         8        Incorporated by reference to our Quarterly Report on Form
10-QSB for the quarter ended September 30, 1999.

         9        Incorporated by reference from the Company's definitive proxy statement, dated September 10, 1999.

         (b)      REPORTS ON FORM 8-K

                  None

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

                                                REGISTRANT:

                                                ADVANCED ELECTRONIC SUPPORT
                                                PRODUCTS, INC.

                                                By: /s/ Slav Stein
                                                    ----------------------------
May 3, 2000                                         Slav Stein, President

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


SIGNATURE                                         TITLE                                         DATE
---------                                         -----                                         ----

/s/ Slav Stein                                    President, Chief Executive
------------------------------------------------  Officer and Director                          May 3, 2000
Slav Stein

                                                  Executive Vice President,
                                                  Secretary and Director                        May 3, 2000
/s/ Roman Briskin                                 (Chief Financial and
------------------------------------------------  Accounting Officer)
Roman Briskin

/s/ Terrence R. Daidone                           Director                                      May 3, 2000
------------------------------------------------
Terrence R. Daidone

/s/ William B. Coldrick                           Director                                      May 3, 2000
------------------------------------------------
William B. Coldrick

/s/ Leonard Sokolow                               Director                                      May 3, 2000
------------------------------------------------
Leonard Sokolow


                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                                                        CONTENTS

================================================================================

                                                                            PAGE
                                                                            ----

       Report of Independent Certified Public Accountants                    F-2

       Consolidated Balance Sheet at December 31, 1999                       F-3

       Consolidated Statements of Operations for the Years Ended
           December 31, 1999 and 1998                                        F-4

       Consolidated Statements of Shareholders' Equity for the Years
           Ended December 31, 1999 and 1998                                  F-5

       Consolidated Statements of Cash Flows for the Years
           Ended December 31, 1999 and 1998                                  F-6

       Summary of Significant Accounting Policies                            F-8

       Notes to Consolidated Financial Statements                           F-11

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Advanced Electronic Support Products, Inc.
North Miami, Florida

We have audited the accompanying consolidated balance sheet of Advanced Electronic Support Products, Inc., and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Electronic Support Products, Inc., and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

                                                 BDO SEIDMAN, LLP

Miami, Florida
April 12, 2000

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET
================================================================================

                                                                                                    DECEMBER 31,
                                                                                                            1999
===================================================================================================================

ASSETS (Note 3)

CURRENT ASSETS
   Cash                                                                                        $       1,601,770
   Accounts receivable, net of $60,000 allowance for doubtful accounts                                 3,058,018
   Inventories                                                                                         5,688,914
   Income taxes receivable                                                                                38,187
   Due from related parties (Note 6)                                                                     448,684
   Prepaid expenses and other current assets                                                             170,591
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                  11,006,164
Property and equipment, net (Note 2)                                                                     492,208
Intangible assets net of $268,920 accumulated amortization (Note 1)                                      907,979
Deferred tax asset (Note 10)                                                                              21,380
Other assets                                                                                              60,435
-------------------------------------------------------------------------------------------------------------------
                                                                                               $      12,488,166
===================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit (Note 3)                                                                     $       2,409,471
   Accounts payable                                                                                    2,382,798
   Accrued expenses                                                                                      778,431
   Income taxes                                                                                          272,661
   Customer deposits and other                                                                           381,675
   Current portion long-term debt (Note 3)                                                               127,706
-------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                              6,352,742
Long-term debt (Note 3)                                                                                  228,758
-------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                      6,581,500
-------------------------------------------------------------------------------------------------------------------
Commitments (Notes 8 and 9)
-------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (Notes 11 and 13):
   Preferred stock, $.001 par value; 1,000,000 shares authorized;                                              -
     none issued
   Common stock, $ .001 par value; 20,000,000 shares authorized;
     3,233,921 shares issued and outstanding                                                               3,234
   Additional paid-in capital                                                                          9,615,501
   Deficit                                                                                            (3,181,922)
   Cumulative foreign currency translation adjustment                                                   (530,147)
-------------------------------------------------------------------------------------------------------------------
Total shareholder's equity                                                                             5,906,666
-------------------------------------------------------------------------------------------------------------------
                                                                                                    $ 12,488,166
===================================================================================================================

                    SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

YEARS ENDED DECEMBER 31,                                                              1999                1998
-----------------------------------------------------------------------------------------------------------------

NET SALES (Notes 4 and 5)                                                 $     26,466,271     $    21,968,955
-----------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
  Cost of sales (Note 4)                                                        16,300,426          13,646,496

  Selling, general and administrative (Notes 4, 6, 8, and 9)                     9,266,499          11,696,753
-----------------------------------------------------------------------------------------------------------------

Total operating expenses                                                        25,566,925          25,343,249
-----------------------------------------------------------------------------------------------------------------

INCOME (LOSS)  FROM OPERATIONS                                                     899,346          (3,374,294)

OTHER EXPENSES:

  Interest, net                                                                   (189,508)           (150,675)
  Interest - shareholders (Note 11)                                                      -            (988,902)
  Other                                                                            (73,558)            (23,990)
-----------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                                                  636,280          (4,537,861)

Provision for income taxes (Note 10)                                               248,803             266,951
-----------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                         $        387,477     $    (4,804,812)
=================================================================================================================

Earnings (loss) per common share (Note 12)                                $            .12             $ (2.10)
Earnings (loss) per common share - assuming dilution (Note 12)                         .10               (2.10)
=================================================================================================================

                  SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

================================================================================

                                                                                  ACCUMULATED
                                                                                        OTHER                            TOTAL
                                                 ADDITIONAL        RETAINED        COMPREHEN-       COMPREHEN-          SHARE-
                                      COMMON        PAID-IN        EARNINGS              SIVE             SIVE        HOLDERS'
                                       STOCK        CAPITAL        (DEFICIT)           INCOME           INCOME          EQUITY
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997     $     2,283   $  6,843,374   $   1,235,413   $       (97,079)    $          -   $   7,983,991

Conversion of convertible
debt (Note 11)                           799      2,290,528               -                 -                -       2,291,327

Options issued in connection
with consulting services                   -        230,000               -                 -                -         230,000

Net loss                                   -              -      (4,804,812)                -     $ (4,804,812)     (4,804,812)

Other comprehensive income
   Foreign currency translation
     adjustment                            -              -               -           (37,777)         (37,777)        (37,777)
                                                                                                  -------------
                                                                                                    (4,842,589)
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998           3,082      9,363,902      (3,569,399)         (134,856)               -       5,662,729

Issuance of common stock in
   connection with acquisition            86        149,914               -                 -                -         150,000
   (Note 1)

Issuance of common stock in
   connection with exercise of
   stock options (Note 13)                66        101,685               -                 -                -         101,751

Net income                                 -              -         387,477                 -          387,477         387,477

Other comprehensive income:
   Foreign currency translation
     adjustment                            -              -               -          (395,291)        (395,291)       (395,291)
                                                                                                  -------------
                                                                                                        (7,814)
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999     $     3,234   $  9,615,501   $  (3,181,922)      $   (530,147)                   $  5,906,666
================================================================================================================================

                                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

YEARS ENDED DECEMBER 31,                                                                   1999               1998
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income (loss)                                                             $      387,477        $(4,804,812)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities, net of effect of acquisition (Note 1):
       Provision (recovery), net for losses on accounts receivable                     (145,725)           185,441
       Depreciation and amortization                                                    388,720            166,348
       Write-off of Russian and Ukraine receivable                                            -          1,952,389
       Write-off of Russian inventory                                                         -            659,085
       Amortization of goodwill                                                         131,816            126,804
       Options granted in lieu of consulting fees                                             -            230,000
       Charge related to conversion of convertible debt                                       -            852,202
       Deferred income taxes                                                            (72,169)           247,798
       (Increase) decrease in:
         Accounts receivable                                                            514,670           (592,201)
         Inventories                                                                    587,396           (691,020)
         Prepaid expenses and other current assets                                      (55,279)           233,050
         Other assets                                                                     8,716             (8,926)
         Income tax receivable                                                          270,665           (308,852)
       Increase (decrease) in:
         Accounts payable and accrued expenses                                         (717,509)           436,205
         Income taxes payable                                                          (152,800)           189,936
         Customer deposits and other                                                    286,371             68,034
---------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                                   1,432,349         (1,058,519)
---------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Loans to related parties                                                            (448,684)                 -
   Cash paid in acquisition, net of cash acquired                                       (71,504)            18,701
   Additions to property and equipment                                                 (230,261)          (318,323)
---------------------------------------------------------------------------------------------------------------------

Net cash (used) in investing activities                                                (750,449)          (299,622)
---------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Overdraft                                                                            (67,632)            67,632
   Net proceeds from (payments on) borrowings                                          (126,064)         2,311,356
   Net proceeds from exercise of stock options                                          101,751                  -
---------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by financing activities                                     (91,945)         2,378,988
---------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                                    589,955          1,020,847
Effect of exchange rate changes on cash                                                (395,291)           (37,777)
Cash, at beginning of year                                                            1,407,106            424,036
---------------------------------------------------------------------------------------------------------------------
CASH, AT END OF YEAR                                                             $    1,601,770        $ 1,407,106
=====================================================================================================================

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

YEARS ENDED DECEMBER 31,                                                                   1999               1998
---------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL INFORMATION:
  Cash paid for:
    Interest                                                                     $      244,011        $   280,078
    Taxes                                                                               490,492             77,016
=====================================================================================================================
Non cash financing and investing activities:
Issuance of common stock for acquisition of net assets                           $      150,000        $         -
Acquisition of net assets (Note 1)                                               $      518,114        $   489,831
Convertion of convertible debt into common stock                                 $            -        $ 1,439,125
Non-cash charge associated with the conversion of convertible debt               $            -        $   852,202
Options granted in lieu of consulting fees                                       $            -        $   230,000

                     SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

        DESCRIPTION OF              Advanced Electronic Support Products, Inc.,
        BUSINESS                    (AESP) is primarily a wholesaler of computer
                                    cables and accessories whose customers are computer manufacturers, dealers and retailers located in the U.S. and foreign markets. The Company grants credit to customers without collateral.

        SUBSIDIARIES AND            The Company's subsidiaries are based and
        BASIS OF                    operating in the United States, Sweden,
        PRESENTATION                Germany, Norway and Ukraine. The functional
                                    and reporting currency for statutory
                                    purposes is the United States Dollar,
                                    Swedish Krona, German Mark, Norwegian Krone and Ukraine Hryvna. The foreign financial statements have been translated to United
                                    States Dollars (U.S. $) using a methodology consistent with Statement of Financial
                                    Accounting Standards No. 52, Foreign
                                    Currency Translation. Assets and liabilities are translated to U.S. $ at the rate prevailing on the balance sheet dates and the statements of operations have been translated from the functional currency to U.S. $ using an average exchange rate for the applicable period. Results of this translation process are accumulated as a separate component of shareholders' equity.
                                    Exchange gains (losses), approximated
                                    ($131,000) and $143,000 for the years ended
                                    December 31, 1999 and 1998, respectively, are included in other income in the accompanying consolidated statements of operations.

        PRINCIPLES OF               The accompanying consolidated financial
        CONSOLIDATION               statements include the accounts of AESP and
                                    its subsidiaries (collectively, the
                                    "Company"). Intercompany transactions and balances have been eliminated in consolidation.

        INVENTORIES                 Inventories consist of finished goods
                                    available for sale and are stated at the lower of cost or market using the first-in, first-out method.

        PROPERTY                    Property and equipment is recorded at cost.
        AND EQUIPMENT               Depreciation and amortization is computed by
                                    the straight line and accelerated methods based on the estimated useful lives of the related assets of 3 to 10 years. Leasehold improvements and capital leases are amortized over the shorter of the life of the asset or the lease.

        REVENUE                     Revenues are recognized at the time of
        RECOGNITION                 shipment of the respective merchandise.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

        INCOME TAXES                The Company is subject to taxation in
                                    the United States, Germany, Sweden, Norway and Ukraine, and accordingly, calculates and reports the tax charges in accordance with applicable statutory regulations.

                                    For the purpose of these financial
                                    statements, the Company has adopted the
                                    provisions of Statement of Financial
                                    Accounting Standards (SFAS) No. 109,
                                    "Accounting for Income Taxes," for all
                                    periods presented. Under the asset and
                                    liability method of SFAS 109, deferred taxes are recognized for differences between financial statement and income tax bases of assets and liabilities.

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

        EARNINGS PER SHARE          Basic earnings per share is computed on the
                                    basis of the weighted average number of
                                    common shares outstanding during each year.
                                    Diluted earnings per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an antidilutive effect on diluted earnings per share are excluded from the calculation.

        PREFERRED STOCK             The Board of Directors of the Company is
                                    expressly authorized to provide for the
                                    issuance of the shares of preferred stock in one or more series of such stock, and by filing a certificate pursuant to applicable law of the State of Florida, to establish or change from time to time the number of shares to be included in each such series, and to fix the designations, powers, preferences and the relative participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof.

        INTANGIBLE ASSETS           Intangible assets, representing the excess
                                    of the cost over the net tangible and
                                    identifiable intangible assets of acquired businesses are stated at cost and are amortized on a straight-line basis, over the estimated future periods to be benefited
                                    (7-15 years). On an annual basis, the
                                    Company reviews the recoverability of
                                    intangible

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

                                    assets, based primarily upon an analysis of undiscounted cash flows from the acquired businesses.

                                    In the event the expected future net cash flows would become less than the carrying amount of the assets, an impairment loss would be recorded in the period such determination is made based on the fair value of the related businesses.

        FUTURE ACCOUNTING           In June 1999, the Financial Accounting
        PRONOUNCEMENTS              Standard Board issued SFAS No. 133,
                                    Accounting for Derivative Instruments and
                                    Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

                                    Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

        RECLASSIFICATIONS           Certain 1998 amounts have been reclassified
                                    to conform with the 1999 presentation.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1.      ACQUISITIONS                On October 31, 1998, the Company acquired
                                    all the outstanding common stock of its
                                    Ukraine distributor. The purchase price of this acquisition was valued at approximately
                                    $490,000, the amount equal to the
                                    outstanding amount due from the distributor to the Company. Prior to October 31, 1998, the Company wrote-off approximately $530,000 due from it.

                                    In March 1999, the Company completed the acquisition of the assets of Communications Components Company, Inc. ("CCCI"), a manufacturer of network connectivity products and systems. The purchase price of $800,000 excluding acquisition costs of approximately $18,000, and the assumption of $341,000 accounts payable and accrued expenses, was payable $350,000 in cash at closing, 86,206 shares of common stock of the Company (valued at $150,000, or $1.74 per share) and $300,000 payable with interest at 8% in annual installments over three years. In connection with the acquisition of CCCI, the Company recorded goodwill of approximately $391,000, which is being amortized over 15 years. The balance of the purchase price was allocated as follows:

                                    Cash                      $261,000
                                    Accounts receivable        389,000
                                    Inventory                  118,000
                                    ----------------------------------
                                                              $768,000
                                    ==================================

                                    These acquisitions were each accounted for under the purchase method, whereby the purchase prices were allocated to the underlying assets and liabilities based upon their estimated fair values. The accompanying statements of operations include the results of the businesses acquired from their respective dates of acquisition.

                                    The following unaudited pro forma
                                    information presents the results of
                                    operations of the Company as if the
                                    acquisitions had occurred on January 1,
                                    1998:

                                    YEAR ENDED DECEMBER 31,                                1999             1998
                                    -----------------------------------------------------------------------------
                                    Net sales                                    $   26,564,118   $   23,859,570
                                    Net income (loss)                                   398,764       (5,514,017)
                                    Net income (loss) per
                                        common share                                        .12            (2.32)
                                    Net income (loss) per common
                                        share - assuming dilution                $          .10   $        (2.32)

                                    The unaudited pro forma information assumes the elimination of intercompany sales with the Ukraine distributor of approximately $792,000 for 1998.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

2.      PROPERTY AND EQUIPMENT      Property and equipment consist of the
                                    following:

                                    DECEMBER 31,                                                             1999
                                    -----------------------------------------------------------------------------
                                    Leasehold improvements                                        $       281,670
                                    Capital leases                                                        159,011
                                    Office equipment                                                      475,524
                                    Machinery and equipment                                               142,812
                                    Furniture and fixtures                                                 19,550
                                    Vehicles                                                              104,937
                                    -----------------------------------------------------------------------------
                                                                                                        1,183,504
                                    Less:  accumulated depreciation and amortization                      691,296
                                    -----------------------------------------------------------------------------
                                                                                                  $       492,208
                                    =============================================================================

3.      LONG-TERM DEBT              Long-term debt, comprising a line of credit,
                                    notes payable and capital leases, at
                                    December 31, 1999 is comprised of the
                                    following:

                                    Prime + .25% (9% at December 31, 1999) line
                                    of credit with a financial institution in
                                    the amount of $3,500,000, due September
                                    2000, secured by all U.S. assets; guaranteed
                                    by the Company's principal shareholders.          $     2,409,471

                                    9.5% capital lease, $3,346 monthly, net of
                                    interest in the amount of $31,874 at
                                    December 31, 1999 due April 2003.                         117,072

                                    Note payable to shareholder of CCCI,
                                    interest at 8% a year, due April 2002                     239,392
                                    --------------------------------------------------------------------
                                                                                            2,765,935
                                    Less current portion                                    2,537,177
                                    --------------------------------------------------------------------

                                                                                      $       228,758
                                    ====================================================================

                                    The line of credit agreement requires the Company to comply with certain covenants including limitations on further borrowings and dividend payments. At December 31, 1999, the Company was in violation of certain of its annual financial covenants. In this connection, the lender waived the covenant violation for 1999.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

4. RUSSIAN WRITE-                   During the third quarter of 1998, the
   DOWN                             Company wrote-off approximately $1,400,000
                                    related to a receivable from its distributor located in Russia. The Company took the write-down in the receivable as a result of the financial and economic conditions in Russia and the impact which it expected these conditions to have on its financial statements. In 1999, approximately $200,000 of previously written off receivables was recovered from this distributor and is included as a reduction of selling general and administrative expenses.

                                    Additionally, the Company wrote-off
                                    approximately $659,000 in specific inventory which is used predominantly by the Russian distributor. In 1999, a substantial amount of this inventory was sold which in management's estimate was, in the aggregate, less than original cost.

5.      FOREIGN OPERATIONS

                                                 UNITED       WESTERN        EASTERN       ELIMINA-
                                                 STATES        EUROPE         EUROPE           TION         TOTAL
      ---------------------------------------------------------------------------------------------------------------
      Year ended December 31, 1999:

         Sales to unaffiliated customers     $  14,895,055  $ 10,255,537    $  1,315,679   $         -   $ 26,466,271

         Transfers between geographic areas      4,574,920             -    $          -    (4,574,920)            -
      ---------------------------------------------------------------------------------------------------------------
         Total                               $  19,469,975  $ 10,255,537    $  1,315,679   $(4,574,920)  $ 26,466,271
      ---------------------------------------------------------------------------------------------------------------
         Operating income (loss)             $    (100,149) $    949,255    $    132,822   $   (82,582)     $899,346
      ---------------------------------------------------------------------------------------------------------------
         Income (loss) before income taxes   $    (327,719) $  1,090,513    $    144,224   $  (270,738)  $   636,280
      ---------------------------------------------------------------------------------------------------------------
         Identifiable assets                 $   9,418,737  $  4,683,933    $    295,507   $(1,910,011)  $ 12,488,166
      ===============================================================================================================
                                                 UNITED       WESTERN        EASTERN       ELIMINA-
                                                 STATES        EUROPE         EUROPE           TION         TOTAL
      ---------------------------------------------------------------------------------------------------------------
      Year ended December 31, 1998:

         Sales to unaffiliated customers     $  12,218,570  $  9,549,328    $    201,097   $        -   $ 21,968,995

         Transfers between geographic areas      2,625,158            -           -         (2,625,158)
      ---------------------------------------------------------------------------------------------------------------
         Total                               $  14,843,728  $  9,549,328    $    201,097   $(2,625,158) $ 21,968,995
      ---------------------------------------------------------------------------------------------------------------
         Operating income (loss)             $  (4,427,728) $  1,043,437    $     50,213   $   (40,216) $ (3,374,294)
      ---------------------------------------------------------------------------------------------------------------
         Income (loss) before income taxes   $  (5,705,169) $  1,095,322    $     45,623   $    26,363  $ (4,537,861)
      ---------------------------------------------------------------------------------------------------------------
         Identifiable assets                 $   9,077,534  $  4,332,965    $    598,135   $(1,593,730) $ 12,414,904
      ===============================================================================================================

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                    Identifiable assets are those assets, that are identified with the operations based in each geographic area. Foreign sales, including those of AESP, for the years ended December 31, 1999 and 1998 approximated 56% and 60%, respectively, of consolidated revenues. The Company's operations, consisting of network and connectivity products, are handled by each of its subsidiaries operating in their respective countries. Accordingly, management has chosen to organize its segments on a geographic by geographic basis, whereby sales and related data is attributed to the AESP entity that generates such revenues. Segment information is presented above for each significant geographic region.

                                    The Company has one supplier located in
                                    China which supplied approximately 11% of 1999 purchases and 10% of 1998 purchases.

6. RELATED PARTY                    During 1998, the Company repaid an 8.5% note
   TRANSACTIONS                     payable to an entity owned by the principal
                                    shareholders, in the amount of $125,350, including interest.

                                    The Company incurred fees of $121,795 to a company partially owned by the former chairman and managing director of the Company's Norwegian subsidiary for consulting services during 1998. No such fees were incurred in 1999 as the agreement was terminated as of January 1, 1999.

                                    The Company incurred fees of $31,752 to a company partially owned by a member of the Board of the Company's Norwegian subsidiary for services provided in 1998.

                                    Due from related parties at December 31, 1999 comprises (i) $224,475 notes receivable from related parties of the Company's Norwegian subsidiary, due December 31, 2000 with interest at 7% a year and (ii) $224,209 due from the former chairman and managing director of the Company's Norwegian subsidiary, of which $ 192,052 was repaid in February 2000.

7. FINANCIAL                        The carrying amounts of financial
   INSTRUMENTS                      instruments including accounts receivable,
                                    accounts payable and debt approximated fair value due to the relatively short maturity of each.

8. COMMITMENTS                      The Company has entered into employment
                                    agreements, expiring in 2002, with its two principal shareholders which includes minimum annual compensation of $150,000 plus performance bonuses. The agreements provide for annual increases, as defined. In the event of a change in control of the Company
                                    (as defined) the shareholders

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                    may terminate their employment with the
                                    Company for a lump sum payment of $750,000 each. In addition, the Company provides them with an automobile allowance.

                                    The Company rents office space and warehouse under non-cancelable leases. The minimum future rental commitment for leases in effect at December 31, 1999, including leases to related parties, approximates the following:

                                    YEARS ENDING DECEMBER 31,
                                    ----------------------------------------------------------------------------
                                    2000                                                        $    164,000
                                    2001                                                             164,000
                                    2002                                                             157,000
                                    2003                                                             155,000
                                    2004                                                             155,000
                                    ----------------------------------------------------------------------------
                                                                                                $    795,000
                                    ----------------------------------------------------------------------------

                                    The Company leases, under a lease expiring in 2001, office and warehouse space from an entity owned by the principal shareholders of the Company at $3,600 per month. The mortgage on the property has been guaranteed by the Company. The balance outstanding on the mortgage at December 31, 1999 was approximately $203,000.

                                    Rent expense in 1999 and 1998 aggregated approximately $295,000 and $255,000, respectively, including $43,200 in each year to related parties.

                                    The Company is liable under a patent license agreement, expiring in 2000, whereby it is required to pay a fee (as defined) for each product sold subject to the agreement. During 1999 and 1998, approximately $6,000 and $21,000, respectively, of royalties were incurred.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

  9.  DEFERRED                      The Company has a defined contribution plan
      COMPENSATION                  for its U.S. employees established pursuant
      PLAN                          to Section 401(k) of the Internal Revenue
                                    Code. Employees contribute to the plan a percentage of their salaries, subject to certain dollar limitations and the Company matches a portion of the employees' contributions. The Company's contributions to the plan for the years ended December 31, 1999 and 1998 aggregated $16,952 and $21,545, respectively.

10. INCOME TAXES                    The following are the components of income
                                    tax expense:

                                    YEAR ENDED DECEMBER 31,                          1999            1998
                                    ------------------------------------------------------------------------
                                    Current:
                                        Federal                              $          -     $  (227,833)
                                        State                                           -         (40,223)
                                        Foreign                                   320,972         287,209
                                    ------------------------------------------------------------------------
                                                                                  320,972          19,153
                                    ------------------------------------------------------------------------

                                    Deferred:
                                        Federal                              $          -     $   180,735
                                        State                                      (1,104)         30,938
                                        Foreign                                   (71,065)         36,125
                                    ------------------------------------------------------------------------

                                                                                  (72,169)        247,798
                                    ------------------------------------------------------------------------

                                    Total                                    $    248,803     $   266,951
                                    ========================================================================

                                    The Company intends to invest the
                                    undistributed earnings of the foreign
                                    subsidiaries in their respective countries.
                                    Accordingly, no provision for United States income taxes on undistributed earnings is required.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                    The reconciliation of income tax computed at the United States federal statutory tax rate of 34% to income tax expense is as follows:

                                    YEAR ENDED DECEMBER 31,                           1999               1998
                                    ----------------------------------------------------------------------------
                                    Tax (benefit) at the United States
                                        statutory rate                       $     216,335    $    (1,542,872)

                                    State income tax (benefit), net of
                                        federal benefit                               (729)            (6,128)

                                    Differences in effective income tax
                                        rates of other countries                  (169,903)            64,584

                                    Interest expense on convertible notes                -            290,000

                                    Other permanent differences, net                15,927             14,500

                                    Valuation allowance adjustment                 183,864          1,552,492

                                    Other                                            3,309           (105,625)
                                    ----------------------------------------------------------------------------

                                    Total                                    $     248,803      $     266,951
                                    ============================================================================

                                   The provision for foreign income taxes
                                   relates to Norway, Sweden, Germany and
                                   Ukraine. The statutory tax rates in Norway, Sweden, Germany and Ukraine for 1999 and 1998 range from 45% to 28%.

                                   Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1999 are as follows:

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                    Deferred Tax Assets:
                                        Allowance for doubtful accounts                         $        22,578
                                        Inventory                                                       162,607
                                        Net operating loss carryforward                               1,408,022
                                        Depreciation                                                     46,905
                                        Intangible assets                                                49,395
                                        Foreign tax assets                                               21,380
                                        Compensation related to options granted
                                             for services                                               161,809
                                    ------------------------------------------------------------------------------
                                                                                                      1,872,696
                                    Valuation allowance                                              (1,851,316)
                                    ------------------------------------------------------------------------------

                                    Total deferred tax asset, net                                        21,380
                                    ==============================================================================

                                    Realization of any portion of the Company's deferred tax asset at December 31, 1999 is not considered to be more likely than not and accordingly a $1,851,316 valuation allowance has been provided.

11. COMMON STOCK                    In connection with the initial public
                                    offering in 1997, the Company sold an
                                    aggregate of 920,000 redeemable common stock purchase warrants of the Company at $.125 per warrant. The warrants, which expire in February 2002, provide for the holders of such warrants to purchase shares of common stock of the Company at $6.90 a share.

                                    In addition, the Company (i) made a
                                    distribution to its principal shareholders in the aggregate of $1,739,125, in the form of two seven year, prime+1%, convertible (at $4.00 per share) subordinated promissory notes payable and (ii) issued options, to each of its two principal shareholders, to purchase 180,250 shares of common stock at the initial public offering price of $6.00 per share (subsequently repriced in 1998 to $1.50 a share); such options are considered contingent options which vest and are exercisable seven years after the date of grant, with provision for earlier vesting based upon future earnings per share, net income or trading prices of the Company's common stock (all as defined).

                                    On December 31, 1998, the Board of Directors approved a reduction in the conversion price of the convertible debt from

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                    $4.00 to $1.80 per share, at which time, the two principal shareholders converted the convertible debt in the amount of $1,439,125 into 799,514 shares of common stock. In connection with the conversion of the debt, the Company recorded interest expense of approximately $852,000 related to the fair value of the shares received in excess of the shares issuable pursuant to the original conversion terms.

12. EARNINGS PER SHARE              The following reconciles the components of
                                    the earnings per share (EPS) computation:

FOR THE YEARS ENDED DECEMBER 31,                                         1999                                      1998
--------------------------------------------------------------------------------------------------------------------------

                                         INCOME        SHARES       PER-SHARE      INCOME       SHARES        PER-SHARE
                                       (NUMERATOR)  (DENOMINATOR)      AMOUNT   (NUMERATOR)  (DENOMINATOR)       AMOUNT
--------------------------------------------------------------------------------------------------------------------------
Earnings per common share
    Net income (loss) available to
    common shareholders                   $387,477      3,173,699        $.12   $(4,804,812)    2,284,201       $(2.10)

Effect of Dilutive Securities:
    Stock options                                -        853,099                         -             -
--------------------------------------------------------------------------------------------------------------------------

Net income available to common
shareholders plus assumed
conversions                               $387,477      4,026,798        $.10   $(4,804,812)    2,284,201       $(2.10)
--------------------------------------------------------------------------------------------------------------------------

                                    Options to purchase 90,000 shares of common stock at $3.69 per share, respectively, were outstanding during 1999, but not included in the computation of diluted EPS as the options were anti-dilutive.

                                    Options to purchase 1,001,600 shares, 63,000 shares and 90,000 shares of common stock at $1.50, $2.13 and $3.69 per share, respectively, were outstanding during 1998, but not included in the computation of diluted EPS as the options were anti-dilutive.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

13. STOCK OPTIONS                   At December 31, 1999, the Company has a
                                    fixed stock option plan and non-plan options which are described below. The Company applies APB Opinion 25, ACCOUNTING FOR STOCK
                                    ISSUED TO EMPLOYEES, and related
                                    interpretations in accounting for employee stock options. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

                                    In 1997, the Company granted a consultant a seven year option to purchase 63,000 shares of its common stock, at $4.00 a share with respect to 23,000 shares and $6.00 a share with respect to 40,000 shares. In 1998, the options were repriced to $2.13 a share and, accordingly, the Company recorded a $104,000 charge to consulting fees with a corresponding credit to additional paid in capital.

                                    In 1997, the Company granted 120,000
                                    options, exercisable at $3.69 per share, to a consultant. In 1998, options for 30,000 shares were forfeited. In connection with the remaining terms of the agreement, the Company recorded a charge to consulting fees with a corresponding credit to additional paid in capital in the amount of $54,300.

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

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                    During 1999, the company granted options to purchase 75,000 shares and 6,250 shares of its common stock at an exercise price of $1.63 and $2.13, respectively, a share to its directors.

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

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

                                    In 1999, 80,200 and 13,600 options were
                                    issued to employees. These options vest
                                    one-third upon the date of grant and
                                    one-third each upon the next two
                                    anniversaries of the date of grant, which options were exercisable at $1.63 and $2.13, respectively, per share. Further, during 1999, the two principal shareholders received 50,000 options at an exercise price of $2.13 a share.

                                    FASB Statement 123, "ACCOUNTING FOR
                                    STOCK-BASED COMPENSATION," requires the
                                    Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair value based method prescribed in FASB Statement
                                    123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999: no dividend yield percent; expected volatility of 54.2%; risk-free interest rates of approximately 6.5%, and expected lives from 5 to 9 years for the non-plan options. The following assumptions are used for grants in 1998: no dividend yield percent; expected volatility of 93.2%; risk-free interest rates of 6.5% and expected lives of 5 to 9 years for the non-plan options.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                    Under the accounting provisions of FASB
                                    Statement 123, the Company's pro forma net income and earnings per share would have been as follows:

                                    YEAR ENDED DECEMBER 31,                               1999            1998
                                    -----------------------------------------------------------------------------
                                    Net income (loss)
                                        As reported                                 $  387,477    $ (4,804,812)
                                        Pro forma                                     (102,523)     (5,204,504)
                                    -----------------------------------------------------------------------------
                                    Net income (loss) per common share
                                        As reported                                 $      .12    $     (2.10)
                                        Pro forma                                         (.03)         (2.28)
                                    -----------------------------------------------------------------------------
                                    Net income (loss) per common share - diluted:
                                        As reported                                 $      .10    $     (2.10)
                                        Pro forma                                         (.03)         (2.28)
                                    -----------------------------------------------------------------------------

                                    A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 1999 and 1998, and changes during the years then ended is presented below:

                                                                           DECEMBER 31, 1999      DECEMBER 31, 1998
                                                                        -----------------------  ---------------------
                                                                                     WEIGHTED-              WEIGHTED-
                                                                                       AVERAGE               AVERAGE
                                                                                      EXERCISE              EXERCISE
                                                                          SHARES         PRICE    SHARES       PRICE
                                  ------------------------------------------------------------------------------------
                                  Outstanding at beginning of year      1,154,600   $     1.71    849,700  $    5.41
                                  Granted                                 225,050         1.78    341,400       1.50
                                  Exercised                               (66,000)        1.54          -          -
                                  Forfeited                               (18,600)        1.61    (36,500)      3.16
                                  ------------------------------------------------------------------------------------

                                  Outstanding at end of year            1,295,050         1.72  1,154,600       1.71
                                  ------------------------------------------------------------------------------------

                                  Options exercisable at year-end        833,716          1.84   540,599        2.54
                                  Weighted-average fair value of
                                  options granted during the year                         1.26                  1.34
                                  ------------------------------------------------------------------------------------

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                   The following table summarizes information about fixed stock options and non-plan options outstanding at December 31, 1999:

                                                                  WEIGHTED-
                                                      NUMBER        AVERAGE     WEIGHTED-       NUMBER     WEIGHTED-
                                       RANGE OF  OUTSTANDING      REMAINING       AVERAGE   EXERCISABLE     AVERAGE
                                       EXERCISE           AT    CONTRACTUAL      EXERCISE           AT     EXERCISE
                                          PRICE     12/31/99           LIFE         PRICE     12/31/99        PRICE
                                  ------------------------------------------------------------------------------------
                                     $ 1.50-3.69   1,295,050            7.4     $    1.72      833,716   $     1.84


                                  EXHIBIT INDEX

EXHIBIT              DESCRIPTION
-------              -----------
 27.1           Financial Data Schedule