Form 10QSB
period 2000-03-31
ADVANCED ELECTRONIC SUPPORT PRODUCTS INC
filed 2000-05-22
CIK 1026744

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 2000

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

                                                     Yes   [X]        No   [ ]

         The number of shares outstanding of the issuer's Common Stock, as of May 19, 2000, is 3,340,921 shares.

         Transitional Small Business Disclosure Format (check one)

                                                     Yes   [ ]        No   [X]

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                               Page
                                                                                                               ----
Item 1.           FINANCIAL STATEMENTS
                  Condensed Consolidated Balance Sheets at December 31, 1999
                  and March 31, 2000 (unaudited)..................................................................1

                  Condensed Consolidated Statements of Income for the three months ended March 31, 2000 (unaudited) and March 31, 1999 (unaudited).................................2

                  Condensed Consolidated Statements of Shareholders' Equity at March 31,
                  2000 (unaudited)................................................................................3

                  Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 (unaudited) and March 31, 1999 (unaudited).................................4

                  Notes to Condensed Consolidated Financial Statements (unaudited)................................5

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ......................................8


                                             PART II.  OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS .............................................................................11

Item 2            CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................11

Item 3.           DEFAULTS UPON SENIOR SECURITIES................................................................11

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS .........................................11

Item 5.           OTHER INFORMATION .............................................................................11

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K ..............................................................11

                                      (i)

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,            December 31,
                                                                                     2000                   1999
                                                                                 ------------           ------------
                                                                                 (Unaudited)
ASSETS

CURRENT

         Cash                                                                    $  2,327,378           $  1,601,770
         Accounts receivable, net of allowance for doubtful accounts of
           $160,373 at March 31, 2000 and $60,000 at December 31, 1999              3,412,597              3,058,018
         Inventories                                                                5,981,005              5,688,914
         Income tax receivable                                                         39,573                 38,187
         Due from related parties                                                     241,707                448,684
         Prepaid expenses and other current assets                                    287,401                170,591
                                                                                 ------------           ------------
TOTAL CURRENT ASSETS                                                               12,289,661             11,006,164

PROPERTY AND EQUIPMENT, NET                                                           449,369                492,208

INTANGIBLE ASSETS, NET                                                                860,424                907,979

DEFERRED TAX ASSET                                                                     23,624                 21,380

OTHER ASSETS                                                                           60,415                 60,435
                                                                                 ------------           ------------
TOTAL ASSETS                                                                     $ 13,683,493             12,488,166
                                                                                 ============           ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

         Note Payable                                                            $  2,144,471           $  2,409,471
         Accounts payable                                                           3,198,331              2,382,798
         Accrued expenses                                                           1,011,705                778,431
         Income taxes payable                                                         215,069                272,661
         Customer deposits and other                                                  330,142                381,675
         Current portion of long term debt                                             99,128                127,706
                                                                                 ------------           ------------
Total current liabilities                                                           6,998,846              6,352,742

LONG TERM LIABILITIES                                                                 230,136                228,758
                                                                                 ------------           ------------
TOTAL LIABILITIES                                                                   7,228,982              6,581,500
                                                                                 ------------           ------------
SHAREHOLDERS' EQUITY

         Preferred stock, $.001 par value; 1,000,000 shares authorized;
         none issued                                                                       --                     --
         Common stock, $.001 par value; 20,000,000 shares authorized;
         issued: 3,340,921 at March 31, 2000 and 3,233,921 at                           3,341                  3,234
         December 31, 1999
         Paid-in capital                                                            9,951,094              9,615,501
         Deficit                                                                   (2,934,529)            (3,181,922)
         Cumulative foreign translation adjustment                                   (565,395)              (530,147)
                                                                                 ------------           ------------
TOTAL SHAREHOLDERS' EQUITY                                                          6,454,511              5,906,666
                                                                                 ------------           ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 13,683,493           $ 12,488,166
                                                                                 ============           ============

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                              ---------------------------------
                                                                                 2000                  1999
--------------------------------------------------------------------          -----------           -----------
NET SALES                                                                     $ 6,698,759           $ 6,445,688
--------------------------------------------------------------------          -----------           -----------
OPERATING EXPENSES:

         Cost of sales                                                          3,986,747             3,460,656

         Selling, general and administrative expenses                           2,321,650             2,318,955
--------------------------------------------------------------------          -----------           -----------
Total operating expenses                                                        6,308,397             5,779,611
--------------------------------------------------------------------          -----------           -----------
INCOME FROM OPERATIONS                                                            390,362               666,077

Other income (expenses):

         Interest, net                                                            (53,313)              (42,366)

         Other                                                                     45,961               (32,047)
--------------------------------------------------------------------          -----------           -----------
INCOME BEFORE INCOME TAXES                                                        383,010               591,664

Provision for income taxes                                                        135,617               108,700
--------------------------------------------------------------------          -----------           -----------
NET INCOME                                                                    $   247,393           $   482,964
--------------------------------------------------------------------          ===========           ===========
Net income per common share - basic                                           $       .08           $       .16
                                                                              ===========           ===========
Net income per common share - diluted                                         $       .06           $       .15
--------------------------------------------------------------------          ===========           ===========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                           Accumulated
                                                                             Other                       Total Share-
                                 Common       Paid-In                     Comprehensive   Comprehensive   holders'
                                 Stock        Capital       (Deficit)        Income          Income        Equity
                                 ------      ----------    ------------    ----------     -------------  ----------
Balance at January 1, 2000       $3,234      $9,615,501    $(3,181,922)    $(530,147)      $        --   $5,906,666

Net Income                                                     247,393                         247,393      247,393

Issuance of common stock in
connection with exercise of
stock options                       107         335,593                                                     335,700

Foreign currency translation
adjustment                                                                   (35,248)          (35,248)     (35,248)
                                                                                          -------------
                                                                                           $   212,145
-------------------------        ----------------------    ------------    ----------     =============  ----------
Balance at March 31, 2000        $3,341      $9,951,094    $(2,934,529)    $(565,395)                    $6,454,511
-------------------------        ------      ----------    ------------    ----------                    ----------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                                                              2000              1999
----------------------------------------------------------------------------          -------------     -------------
OPERATING ACTIVITIES:
         Net income                                                                       $247,393          $482,964
         Adjustments to reconcile net income to net cash used in
           operating activities:
         Provision for losses on accounts receivable                                       100,373            19,413
         Depreciation and amortization                                                      91,688            62,626
         (Increase) decrease, net of business acquired, in:
                  Accounts receivable                                                    (454,952)           336,135
                  Inventories                                                            (292,091)            31,892
                  Income tax receivable                                                    (1,386)           (89,212)
                  Prepaid expenses and other current assets                              (116,810)          (104,417)
                  Deferred tax asset                                                       (2,244)            28,409
                  Other assets                                                                  20            (4,778)
         Increase (decrease) in:
                  Accounts payable and accrued expenses                                  1,048,807        (1,310,528)
                  Income taxes payable                                                    (57,592)           261,389
                  Other liabilities                                                       (51,533)            93,884
                  Deferred tax liability                                                        --            26,684
----------------------------------------------------------------------------          -------------     -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                        511,673          (165,539)
----------------------------------------------------------------------------          -------------     -------------
INVESTING ACTIVITIES:
         Cash from acquisition                                                                  --           339,812
         Additions to property and equipment                                               (1,294)            (3,290)
         Acquisition of business                                                                --          (299,451)
         Collection of loans due from related parties                                      206,977                --
----------------------------------------------------------------------------          -------------     -------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                  205,683            37,071
----------------------------------------------------------------------------          -------------     -------------
FINANCING ACTIVITIES:
         Net proceeds (payments) on borrowings                                           (292,200)           (21,252)
         Eliminate overdraft                                                                    --           (67,632)
         Proceeds from exercise of stock options                                           335,700                --
----------------------------------------------------------------------------          -------------     -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                         43,500           (88,884)
----------------------------------------------------------------------------          -------------     -------------
NET INCREASE (DECREASE) IN CASH                                                            760,856          (217,352)

         Effect of exchange rate changes in cash                                           (35,248)           24,788

CASH, AT BEGINNING OF YEAR                                                               1,601,770         1,407,106
----------------------------------------------------------------------------          -------------     -------------
CASH, AT END OF PERIOD                                                                  $2,327,378        $1,214,542
----------------------------------------------------------------------------          -------------     -------------
Supplemental information:
         Cash paid for:
                  Interest                                                                 $62,134           $46,194
                  Taxes                                                                   $189,578           $    --

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

2.       ACQUISITION

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

                  Cash                       $261,000
                  Accounts receivable         389,000
                  Inventory                   118,000
                                            ---------
                                             $768,000
                                            =========

This acquisition was accounted for under the purchase method, whereby the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values. The accompanying condensed consolidated statements of income include the results of the business acquired from its respective date of acquisition.

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had occurred on January 1, 1999:

THREE MONTHS ENDED MARCH  31,                                       2000                1999
---------------------------------------------------------       --------------       -------------
Net sales                                                          $6,698,759          $6,677,305

Net income (loss)                                                     247,393             505,403

Net income (loss) per common share - basic                                .08                 .16

Net income (loss) per common share - diluted                              .06                 .15


                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.        EARNINGS PER SHARE

The following reconciles the components of the earnings per share (EPS) computation:

FOR THE THREE MONTHS ENDED MARCH 31,            2000                                       1999
-----------------------------------------------------------------------------------------------------------------
                                   Income      Shares         Per-Share      Income       Shares       Per-Share
                              (Numerator)   (Denominator)       Amount    (Numerator)  (Denominator)    Amount
-----------------------------------------------------------------------------------------------------------------
 Earnings per common share
 Net income available to
 common Shareholders            $ 247,393       3,264,097       $ 0.08      $ 482,964      3,111,408      $ 0.16

 Effect of Dilutive
  Securities:
 Exercisable options to
 purchase shares of common
 stock                                            624,295                                    171,031
-----------------------------------------------------------------------------------------------------------------
 Net income available to
 common Shareholders plus
 assumed conversions            $ 247,393       3,888,392       $ 0.06      $ 482,964      3,282,439      $ 0.15
-----------------------------------------------------------------------------------------------------------------

For the three months ended March 31, 2000 and 1999, the average number of exercisable options that are considered dilutive are 624,295 and 171,031, respectively.

Options to purchase 10,000 shares of common stock at $3.69 per share were outstanding during 2000, but not included in the computation of diluted EPS as the options' exercise price was greater than the average market price of the common shares. The options which expire in 2007 were outstanding at March 31, 2000.

Options to purchase 63,000 shares and 90,000 shares of common stock at $2.13 and $3.69 per share, respectively, were outstanding during 1999, but not included in the computation of diluted EPS as the options' exercise price was greater than the average market price of the common shares. The options with expirations from 2006 to 2007 were outstanding at March 31, 1999.

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.        SUBSEQUENT EVENT

On May 12, 2000 the Board of Directors granted a total of 342,000 options to purchase shares of the Company's common stock, at an exercise price per share of $1.75 (fair market value on the date of grant), to officers, directors and employees of the Company. The options expire in 10 years and vest over a three year period, except for awards to outside directors totaling 90,000 options which vested on May 12, 2000. Messrs Stein and Briskin, the Company's principal shareholders, each received 75,000 options, of which 50,000 each vested May 12, 2000 and 25,000 each will vest in September 2000.

5.        RECLASSIFICATION

Certain 1999 amounts have been reclassified for comparative purposes.

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

RESULTS OF OPERATIONS

         For the three month period ended March 31, 2000, the Company had consolidated net sales of $6.7 million, an increase of $253,000, or 3.9%, over consolidated net sales of $6.4 million for the same period of 1999. A substantial portion of the increase is attributable to sales by CCCI, which was acquired in March 1999. Sales in 2000 were also impacted by exchange rates. While sales to the Company's international customers were higher from period to period in the currency used in each of the Company's european subsidiaries, these sales were lower in U.S. dollars based on exchange rate differences during the three months ended March 31, 2000 compared to exchange rate differences during the three months ended March 31, 1999.

         The Company's gross profit was $2.7 million for the quarter ended March 31, 2000, compared with $3.0 million for the comparable period of 1999. Gross profit margin was 40.5% for the 2000 first quarter, compared to a gross profit margin of 46.3% for the 1999 first quarter. Margins are expected to drop slightly in the future as the Company expands sales of networking products (active and passive products), which have lower gross profit margin but a much larger potential for the Company to grow compared with PC connectivity products.

         SG&A expenses were $2.3 million for the quarter ended March 31, 2000, unchanged from SG&A expenses of $2.3 million for the comparable period of 1999.

         For the reasons set forth above, the Company reported income from operations of $390,000 for the quarter ended March 31, 2000, a decrease of $276,000 from income from operations of $666,000 for the comparable 1999 period.

         Interest expense was $53,000 for the quarter ended March 31, 2000, a increase from interest expense of $42,000 for the comparable period of 1999. This increased was attributed to increased of cost of borrowing during the last year and additional interest paid for funds borrowed in connection with the acquisition of CCCI. The foreign currency losses during the period ended March 31,2000 was $21,000 compared to $65,000 for the 1999 period, which reflects the strength of the US dollar compared with European currencies.

         At March 31, 2000, basic shares outstanding were 3,264,097, an increase of 4.9% over basic shares outstanding at March 31, 1999 of 3,111,408. The increase was due primarily to the issuance of 173,000 shares as result of exercised options, plus the issuance in March 1999 of 86,206 shares in conjunction with the acquisition of CCCI. Average diluted shares outstanding increased by 18.5% to 3,888,392 shares, from 3,282,439 shares, as additional options to purchase the Company's common stock became dilutive. Reflecting these increases in average basic and diluted shares, basic earnings per share were $.08 per share for the quarter ended March 31, 2000, compared to $.16 per share for the comparable period of 1999, and diluted earnings per share were $.06 per share for the quarter ended March 31, 2000, compared to $.15 per share for the comparable period in 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations primarily with cash flow from operations and with borrowings under its available credit lines. At March 31, 2000, the Company's working capital was $5.3 million, and its current ratio was 1.76:1, compared to working capital of $4.7 million and a current ratio of 1.73:1 at December 31, 1999. At March 31, 2000, accounts receivable were $3.4 million, an increase of 11.6% over accounts receivable of $3.1 million at December 31, 1999. This increase was due to increased sales for the quarter ending March 31, 2000, offset in part by an increase in the allowance for doubtful accounts. At March 31, 2000, accounts payable and accrued expenses were $4.2 million, an increase of 33.2% from accounts payable and accrued expenses of $3.2 million at December 31, 1999. As of March 31, 2000, note payable, representing borrowings from a financial institution under the Company's line of credit, were reduced to $2.1 million, from $2.4 million at December 31, 1999.

         For the quarter ended March 31, 2000, net cash generated by operations was $512,000, as the Company's net income plus a decrease in prepaid expenses and increases in accounts payable and accrued expenses led to cash being generated, offset by increases in accounts receivable and inventories, and a decrease in income taxes payable and other labilities. During the comparable period in 1999, net cash used in operations was $166,000, as the Company's net income, plus decreases in accounts receivable and increases in income taxes payable and other liabilities were applied primarily to a reduction in accounts payable and accrued expenses.

         For the quarter ended March 31, 2000, net cash generated by financing activities were $44,000, reflecting $336,000 in proceeds from the sale of stock upon the exercise of stock options, offset by a reduction in borrowings of $292,000. During the 1999 period, net cash used in financing activities was $89,000, reflecting the payment of certain short term financial obligations and repayment of a bank overdraft.

         Net cash provided by investing activities in the 2000 first quarter included collection of loans from related parties of $207,000. In the 1999 first quarter, net cash from investing activities was primarily related to the acquisition of CCCI.

         In September 1999, the Company obtained a $3.5 million line of credit from a financial institution. Borrowings available under the new line of credit, which matures on September 2, 2000, bear interest at the rate of prime plus one-quarter (.25) percent. Borrowings under the new line of credit are based on specific percentages of the Company's receivables and inventories. The line of credit is secured by a lien on the Company assets, including its accounts receivable and inventories. The line of credit is also guaranteed by the Company's principal stockholders, who have pledged the shares of the Company's common stock which they own to secure their respective guarantees. Under the terms of the loan agreement relating to the new line of credit, the Company is required to comply with certain affirmative and negative covenants and to maintain certain financial benchmarks and ratios during future periods. As of March 31, 2000, the Company was in compliance with all of the aforementioned benchmarks and ratios. As of March 31, 2000, $2,144,000 was outstanding under the credit line and $451,000 was available for borrowing under the line of credit, based on applicable borrowing base formulas.

         The Company believes that the combination of its current working capital position, internally generated cash flow and its existing or a new line of credit will be sufficient to fund the Company's operations for the balance of its fiscal year ending December 31, 2000. This is a projection, however, and there can be no assurance that the Company's cash flow from operations and from available lines of credit will satisfy the Company's working capital requirements. Additionally, while the Company expects that its credit facility will be renewed (or be replaced on similar terms) for another year, there can be no assurance that this will occur.

         The Company does not believe that inflation has had a significant effect on the Company's operations during the last several years. The Company believes that it has historically been able to pass on increased costs of production to its customers. However, given the labor-intensive nature of its products and the fact that the majority of its production occurs in the Far East, the Company may not continue to be able to pass on such increased costs in the future.

         The Company was not impacted by Year 2000 related problems in its operations, and believes that its present computer systems are Y2K compliant.

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

                                            ADVANCED ELECTRONIC SUPPORT
                                            PRODUCTS, INC.

Date: May 19, 2000                          By: /S/ SLAV STEIN
                                               ---------------------------------
                                                  Slav Stein, President

                                  EXHIBIT INDEX

EXHIBIT                    DESCRIPTION
-------                    -----------

 27.1                      Financial Data Schedule