Form 10QSB
period 2000-06-30
ADVANCED ELECTRONIC SUPPORT PRODUCTS INC
filed 2000-08-21
CIK 1026744

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

                          Commission File No. 001-12739

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                   ------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                     FLORIDA                                   59-2327381
      -----------------------------------                ----------------------
        (State or other jurisdiction of                      (IRS Employer
         incorporation or organization)                    Identification No.)

            1810 N.E. 144TH STREET
             NORTH MIAMI, FLORIDA                                33181
-----------------------------------------------             ----------------
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

                                 Yes [X] No [ ]

         The number of shares outstanding of the issuer's Common Stock, as of August 17, 2000, is 3,691,391 shares.

Transitional Small Business Disclosure Format (check one)

                                 Yes [X] No [ ]

                      Advanced Electronic Support Products
                                and Subsidiaries

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.

                                      INDEX

                          Part I. Financial Information

                                                                                                           Page
                                                                                                           ----
Item 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets at December 31, 1999 and June 30, 2000
          (unaudited).........................................................................................3

          Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2000 and 1999 (unaudited)............................................................4

          Condensed Consolidated Statements of Shareholders' Equity for the six months ended
          June 30, 2000 (unaudited)...........................................................................5

          Condensed Consolidated Statements of Cash Flows for the six months ended June 30,
          2000 and 1999 (unaudited)...........................................................................6

          Notes to Condensed Consolidated Financial Statements................................................7

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........................................10

Part II. Other Information

Item 1.   LEGAL PROCEEDINGS..................................................................................14

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................................14

Item 3.   DEFAULTS UPON SENIOR SECURITIES....................................................................14

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS..................................................14

Item 5.   OTHER INFORMATION..................................................................................14

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................................................14

                      Advanced Electronic Support Products
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       June 30, 2000     December 31,
                                                                        (unaudited)          1999
-----------------------------------------------------------------------------------------------------
Assets
Current
Cash .............................................................     $  1,506,693      $  1,601,770
    Accounts receivable, net of allowance for doubtful accounts of
    $69,234 at June 30, 2000 and $60,000 at December 31, 1999 ....        3,743,682         3,058,018
    Inventories ..................................................        6,948,107         5,688,914
    Income tax receivable ........................................           26,859            38,187
    Due from related parties .....................................          219,811           448,684
    Prepaid expenses and other current assets ....................          335,955           170,591
-----------------------------------------------------------------------------------------------------
Total Current Assets .............................................       12,781,107        11,006,164
Property And Equipment, Net ......................................          505,482           492,208
Intangible Assets ................................................        1,882,860           907,979
Deferred Tax Asset ...............................................           23,244            21,380
Other Assets .....................................................           59,429            60,435
-----------------------------------------------------------------------------------------------------
Total Assets .....................................................     $ 15,252,122      $ 12,488,166
=====================================================================================================

Liabilities And Shareholders' Equity
Current Liabilities
    Notes payable ................................................     $  2,271,000      $  2,409,471
    Accounts payable .............................................        4,042,686         2,382,798
    Accrued expenses .............................................          768,197           778,431
    Income taxes payable .........................................           99,993           272,661
    Customer deposits and other ..................................          358,076           381,675
    Other current liabilities ....................................          224,378           127,706
-----------------------------------------------------------------------------------------------------
Total Current Liabilities ........................................        7,764,330         6,352,742
Long Term Liabilities ............................................          178,738           228,758
-----------------------------------------------------------------------------------------------------
Total Liabilities ................................................        7,943,068         6,581,500
-----------------------------------------------------------------------------------------------------

Shareholders' Equity
    Preferred stock, $.001 par value; 1,000,000 shares
    authorized; none issued ......................................               --                --
    Common  stock, $.001 par value; 20,000,000 shares
    authorized; issued: 3,691,391 shares at June 30, 2000 and
    3,233,921 shares at December 31, 1999 ........................            3,691             3,234
    Paid-in capital ..............................................       10,655,224         9,615,501
    (Deficit) ....................................................       (2,774,250)       (3,181,922)
    Cumulative foreign currency translation adjustment ...........         (575,611)         (530,147)
-----------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY .......................................        7,309,054         5,906,666
                                                                       $ 15,252,122        12,488,166
=====================================================================================================

     See accompanying notes to condensed consolidated financial statements.

                      Advanced Electronic Support Products
                                and Subsidiaries

                   Condensed Consolidated Statements Of Income
                                   (Unaudited)

                                                            Three months ended                  Six Months Ended
                                                                 June 30,                           June 30,
                                                     ---------------------------------  --------------------------------
                                                           2000             1999              2000             1999
                                                     ---------------  ----------------  ----------------  --------------
Net Sales .......................................     $  7,121,235      $  6,229,449      $ 13,819,994      $ 12,675,137

Operating Expenses:
    Cost of sales ...............................        4,425,798         3,720,746         8,412,545         7,181,402
    Selling, general and administrative expenses         2,526,088         2,371,040         4,847,738         4,662,995
------------------------------------------------------------------------------------------------------------------------

Total operating expenses ........................        6,951,886         6,091,786        13,260,283        11,844,397
------------------------------------------------------------------------------------------------------------------------

Income from Operations ..........................          169,349           137,663           559,711           830,740
Other income (expense):
    Interest ....................................          (58,517)          (68,386)         (111,830)         (110,752)
    Other .......................................           62,966           160,856           108,927           101,809
------------------------------------------------------------------------------------------------------------------------

Income before Income Taxes ......................          173,798           230,133           556,808           821,797
Provision (benefit) for income taxes ............           13,519             8,651           149,136           117,351
------------------------------------------------------------------------------------------------------------------------

Net Income ......................................     $    160,279      $    221,482      $    407,672      $    704,446
------------------------------------------------------------------------------------------------------------------------

Net income per common share .....................     $       0.05      $       0.07      $       0.12      $       0.22
Net income per common share assuming dilution ...     $       0.04      $       0.06      $       0.11      $       0.21
------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                      Advanced Electronic Support Products
                                and Subsidiaries

            Condensed Consolidated Statements Of Shareholders' Equity
                                   (Unaudited)

                                                                         Accumulated
                                                                            Other         Compre-        Total
                             Common        Paid-In                      Comprehensive     hensive    Stockholders
                              Stock        Capital        Deficit           Income        Income       Equity
                           ------------ -------------  -------------   ---------------- ----------- --------------
Balance at January 1, 2000    $3,234    $9,615,501   $ (3,181,922)        $ (530,147)         --    $ 5,906,666

Net Income                        --            --        407,672                 --     407,672        407,672

Issuance of common stock
    in connection with
    exercise of stock
    options                      163       443,292             --                 --          --        443,455

Shares issues in
    conjunction with
    acquisition of Lanse         294       596,431             --                 --          --        596,725
Cumulative foreign
    currency translation
    adjustment                    --            --             --            (45,464)    (45,464)       (45,464)
                                                                                      -----------
                                                                                        $362,208
                         ------------ -------------  -------------   ---------------- ----------- --------------
Balance at June 30, 2000      $3,691   $10,655,224    $(2,774,250)        $ (575,611)                $7,309,054
                         ------------ -------------  -------------   ----------------             --------------

            See accompanying notes to condensed financial statements.

                      Advanced Electronic Support Products
                                and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                    (NOTE 2)

Six months ended June 30,                                                                 2000                   1999
-------------------------------------------------------------------------------------------------------------------------
Operating Activities:
     Net income                                                                        $   407,672           $   704,446
     Adjustments to reconcile net income to net cash used in operating activities:
     Provision for losses on accounts receivable                                            (9,234)               11,840
     Depreciation and amortization                                                         107,503                63,720
     Amortization of goodwill                                                               74,404                67,700
     (Increase) decrease, net of acquired business, in:
          Accounts receivable                                                             (467,062)              495,979
          Inventories                                                                   (1,046,202)             (465,773)
          Income tax receivable                                                             (8,479)               62,205
          Prepaid expenses and other current assets                                       (127,709)             (229,258)
          Deferred tax assets                                                               (1,864)               34,150
          Other assets                                                                       1,006               (37,613)
     Increase (decrease), net of acquired business, in:
          Accounts payable and accrued expenses                                          1,249,891            (1,058,020)
          Income taxes payable                                                            (179,337)              (85,185)
          Other liabilities                                                                (23,598)              (12,710)
          Deferred tax liability                                                                --                24,082
-------------------------------------------------------------------------------------------------------------------------
Net cash (used in) operating activities                                                    (23,009)             (424,437)
-------------------------------------------------------------------------------------------------------------------------
Investing Activities:
     Net cash acquired in (used in) acquisitions                                          (369,760)               40,361
     Additions to property and equipment                                                   (92,523)              (17,016)
     Collection of loans due from related parties                                          228,873                    --
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                       (233,410)               23,345
-------------------------------------------------------------------------------------------------------------------------
Financing Activities:
     Net proceeds (payments) on borrowings                                                (236,649)              (37,939)
     Eliminate overdraft                                                                        --               (67,632)
     Proceeds from sale of stocks and warrants, net                                        443,455                    --
-------------------------------------------------------------------------------------------------------------------------
     Net cash (used in) provided by financing activities                                   206,806              (105,571)
-------------------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                                       (49,613)             (506,663)
     Effect of exchange rate changes on cash                                               (45,464)              (95,444)
Cash, at beginning of year                                                               1,601,770             1,407,106
-------------------------------------------------------------------------------------------------------------------------
Cash, at end of period                                                                 $ 1,506,693           $   804,999
=========================================================================================================================
Supplemental information:
     Cash paid for:
     Interest                                                                          $    62,134           $   110,752
     Taxes                                                                             $    70,361           $    93,836
     Common stock issued for the acquisition of Lanse                                  $   596,725                    --

See accompanying notes to condensed consolidated financial statements.

                      Advanced Electronic Support Products
                                and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of                The accompanying unaudited condensed consolidated
   Presentation            financial statements have been prepared in accordance
                           with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

2. Long-term Debt          The line of credit agreement requires the Company to
                           comply with certain covenants including limitations on further borrowings and dividend payments. As of June 30, 2000, the Company was in compliance with all of the aforementioned benchmarks and ratios except for the tangible net worth requirement. Due to the Lanse acquisition, the amount of goodwill recorded caused the Company to be $74,000 or 1% below its required tangible net worth. A waiver has been requested and management believes, although there can be no assurance, that such a waiver will be granted.

3. Acquisitions            In May 2000, the Company completed the acquisition of
                           Lanse AS, a Norway manufacturer and distributor of networking hardware, for a purchase price of $736,095 in cash (including expenses) and 294,170 shares of the Company's common stock (valued at $597,000). This acquisition was accounted for under the purchase method, whereby the purchase price was allocated to the underlying assets and liabilities based on their estimated fair values. The excess cost over net assets acquired amounted to approximately $1.0 million. This amount will be amortized over fifteen years.

                           The following unaudited proforma information presents the results of operations of the Company and its subsidiaries as if this acquisition had occurred on January 1, 2000 and 1999:

                                       Six Months Ended June 30,                        2000                 1999
                           ---------------------------------------------------    -----------------    ---------------
                           Net sales                                                   $15,161,817        $14,535,272
                           Net income (loss)                                               420,313            743,382
                           Net income (loss) per common share                                 0.12               0.22
                           Net income (loss) per common share - assuming
                           dilution                                                           0.10               0.20

                      Advanced Electronic Support Products
                                and Subsidiaries



4. Earnings                The following reconciles the components of the
   Per Share               earnings per share (EPS) computation:

For the three months ended June 30,         2000                                                1999
------------------------------------------------------------------------------------------------------------------------
                         Income            Shares          Per-Share        Income             Shares         Per-Share
                      (Numerator)      (Denominator)        Amount       (Numerator)       (Denominator)       Amount
------------------------------------------------------------------------------------------------------------------------
Earnings per
common shares

Net income                $160,279          3,489,326          $0.05         $221,482           3,167,921         $0.07
available to
common shares

Effect of dilutive
Securities:

Exercisable                                   516,816                                             247,573
options to
purchase shares of
common stock

Net income                $160,279          4,006,142           $.04         $221,482           3,415,494         $0.06
available to
common
shareholders plus
assumed conversions

For the six months ended June 30,           2000                                                1999
------------------------------------------------------------------------------------------------------------------------
                         Income            Shares          Per-Share        Income             Shares         Per-Share
                      (Numerator)      (Denominator)        Amount       (Numerator)       (Denominator)       Amount
------------------------------------------------------------------------------------------------------------------------
Earnings per common
share

Net income                $407,672          3,377,109          $0.12         $704,446           3,140,144         $0.22
available to common
shares

Effect  of  dilutive
Securities:

Exercisable options                           495,872                                             236,687
to purchase shares
of common stock

------------------------------------------------------------------------------------------------------------------------
Net income                $407,672          3,872,981          $0.11         $704,446           3,376,831         $0.21
available to common
shareholders plus
assumed conversions
------------------------------------------------------------------------------------------------------------------------

                      Advanced Electronic Support Products
                                and Subsidiaries


                           Options to purchase 10,000 shares of common stock at $3.69 per share were outstanding during 2000, but were not included in the computation of diluted EPS as the options' exercise price was greater than the average market price of the common shares. The options, which expire in 2007, were outstanding at June 30, 2000.

                           Options to purchase 63,000 shares and 80,000 shares of common stock at $2.13 and $3.69 per share, respectively, were outstanding during 1999, but not included in the computation of diluted EPS as the options' exercise price was greater than the average market price of the common shares. The options, with expirations from 2006 to 2007, were outstanding at June 30, 1999.

                      Advanced Electronic Support Products
                                and Subsidiaries


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

Results of Operations

         For the six months ended June 30, 2000, the Company achieved net sales of $13.8 million, an increase of $1.1 million or 8.7% over net sales of $12.7 million for the six months ended June 30, 1999. For the quarter ended June 30, 2000, the Company achieved net sales of $7.1 million, an increase of $900,000 or 14.5% over net sales of $6.2 million for the quarter ended June 30, 1999.

         Contributing to the overall increase in sales were increases in domestic OEM sales, which were up 38.1% to $2.9 million for the first six months of 2000, from $2.1 million for the first six months of 1999, and up 81.6% to $1.7 million for the second quarter of 2000 from $936,000 for the second quarter of 1999. Similarly, networking sales increased by 11.8% to $3.8 million for the six months of 2000, from $3.4 million for the six months of 1999, and increased 17.6% to $2.0 million for the second quarter of 2000, from $1.7 million for the second quarter of 1999.

                      Advanced Electronic Support Products
                                and Subsidiaries

         Year to year international sales decreased 3% to $6.9 million for the six months ended June 30, 2000, compared to $7.1 million for the six months ended June 30, 1999, and $3.3 million for the second quarter of 2000 compared to $3.5 million for the second quarter of 1999. The decline in international sales were due to the decline in the value of European currencies compared to the U.S. dollar. In addition, the Company benefited from one month's sales by Lanse AS, which was acquired on May 31, 2000.

         The Company's gross profit margin was 39.1% for the six months ended June 30 2000, compared to 43.3% for the six months ended June 30, 1999, and was 37.9% for the second quarter of 2000 compared to 40.3% for the second quarter of 1999. The primary reasons were a decline in gross margins overseas and the impact of amount of domestic OEM business during both periods, both in terms of absolute dollars and in terms of percentage of total sales. As the Company has previously reported, OEM business produces lower gross margins than either retail or international business. However, internal costs and overhead, as reflected in its SG&A expenses, are proportionately lower in OEM sales which offsets the intrinsically lower gross margin. Thus, the mix from period to period of OEM sales versus networking sales has an impact on the gross profit margin for any particular period.

         Selling, general and administrative ("SG&A") expenses increased by $185,000, or 3.9%, to $4.8 million for the six months ended June 30, 2000, from $4.7 million for the six months ended June 30, 1999. For the quarter ended June 30, 2000, SG&A expenses increased by 6.5% to $2.5 million, from $2.4 million for the comparative 1999 period. SG&A expenses as a percentage of sales for the three and six months ended June 30, 2000 was 35.5% and 35.1%, respectively, compared to 38.1% and 36.8%, respectively, for the three and six months ended June 30, 1999. These decreases reflect continued efforts on the part of the Company to control its costs and expenses, particularly marketing expenses, and the impact of economies of scale.

         As a result of the aforementioned factors, income from operations for the three months ended June 30, 2000 was $169,000, an increase of 22.4% over income from operations of $138,000 for the three months ended June 30, 1999. For the first six months of 2000, income from operations was $560,000 a decrease of 32.6% over income from operations of $831,000 for the first six months of 1999.

         Interest expense for the six months ended June 30, 2000 was $112,000, compared to $111,000 for the first six months of 1999. Second quarter 2000 interest decreased 14.4% to $59,000, from $68,000 for the comparable 1999 period, due to lower borrowings.

         Amortization of goodwill was $74,000 for the six months ended June 30, 2000, an increase of 8.8% over amortization of $68,000 for the six months ended June 30, 1999. This increase is primarily attributable to amortization charges arising as a result of the acquisition by the Company of CCCI at the end of March 1999. Amortization is expected to increase in future periods due to the amortization of goodwill associated with the Lanse acquisition.

         Other income for the 2000 three and six month periods primarily benefited from the substantial changes in currency exchange rates at June 2000 compared to exchange rates at December 31, 1999. Taxes for both 2000 and 1999 benefited from net operating loss carryforwards and carrybacks.

         As a result of the foregoing factors, the Company had net income of $408,000 for the six months ended June 30, 2000, a decrease of 42% over net income of $704,000 for the six months ended June 30, 1999, and net income of $160,000 for the quarter ended June 30, 2000, a decrease of 27.6% over net income of $221,000 for the second quarter of 1999.

                      Advanced Electronic Support Products
                                and Subsidiaries


         Primary earnings per share were $.12 for the six months ended June 30, 2000, compared to primary earnings per share of $.22 for the six months ended June 30, 1999. Fully diluted earnings per share were $.11 for the first six months of 2000, compared to fully diluted earnings per share of $.21 for the first six months of 1999. For the second quarter of 2000, primary earnings per share were $.05, compared to primary earnings per share of $.07 for the second quarter of 1999. Likewise, fully diluted earnings per share were $.04 for the second quarter of 2000, reduced from fully diluted earnings per share of $.06 for the second quarter of 1999. Earnings per share for 2000 were adversely impacted (compared to 1999) by a substantial increase in weighted average shares outstanding from period to period. The increase primarily resulted from the issuance of 163,300 shares of the Company's common stock upon exercise of stock options and the issuance by the Company in May 2000 of an additional 294,170 shares of its common stock in connection with its acquisition of Lanse AS.

Liquidity & Capital Resources

         Historically, the Company has financed its operations primarily with cash flow from operations and with borrowings under its available lines of credit.

         At June 30, 2000, the Company's working capital was $5.0 million, an increase of 7.8% over working capital of $4.7 million as of December 31, 1999. The principal causes of the increase were increases of approximately $700,000 in accounts receivables (22.4%), and approximately $1.3 million (22.1%) in inventories, offset in part by approximately $1.7 million (69.7%) in accounts payable. At June 30, 2000, cash had decreased approximately $95,000, or 5.9%, as the Company's net income was applied to the aforementioned increases in current assets offset by increases in accounts payable and proceeds from sale of stock upon the exercise of options. The aforementioned increases are in part due to the acquisition of Lanse and thus the inclusion of their current assets and liabilities.

         For the six months ended June 30, 2000, $23,000 of cash was used in operations. Net income of approximately $408,000 was applied to the aforementioned increase in accounts receivables and inventories offset by increases in accounts payable. Net cash used in investing activities was $233,000, as there was repayment of related party loans applied partially to an increase in property and equipment. Cash of $207,000 was generated in financing activities which was used for payments on borrowings and for the Lanse acquisition. As a result of the foregoing, the Company's cash position decreased $50,000 between December 31,1999 and June 30, 2000. That decrease, combined with a decrease of $45,000 attributable to the effects of exchange rate changes on cash, produced an overall decrease in cash of $95,000.

         Intangible assets increased by $975,000 or 107.4%, reflecting additional goodwill related to the acquisition of Lanse in May 2000.

         In September 1999, the Company obtained a $3.5 million line of credit from a financial institution. Borrowings available under the line of credit, which matures on September 2, 2000, bear interest at the rate of prime plus one-quarter (.25) percent. Borrowings under the line of credit are based on specific percentages of the Company's receivables and inventories. The line of credit is secured by a lien on the Company's U.S. assets, including its accounts receivable and inventories. The line of credit is also guaranteed by the Company's principal stockholders, who have pledged the shares of the Company's common stock which they own to secure their respective guarantees. Under the terms of the loan agreement, the Company is required to comply with certain affirmative and negative covenants and to maintain certain financial benchmarks and ratios during future periods. As of June 30, 2000, the Company was in compliance with all of the aforementioned benchmarks and ratios except for the tangible net worth requirement. Due to the Lanse acquisition, the amount of goodwill recorded caused the Company to be $74,000 or 1% under its tangible net worth requirement. A waiver has been requested

                      Advanced Electronic Support Products
                                and Subsidiaries

and the Company believes, although there can be no assurance, that such waiver will be granted. As of June 30, 2000, $2,271,000 was outstanding under the credit line and $647,000 was available for borrowing under the line of credit, based on applicable borrowing base formulas.

         In August, 2000, the Company asked the financial institution to extend the current line of credit based on the same terms and conditions, and the financial institution is considering the request. Under the terms of the proposed facility, the Company will be able to continue to finance its domestic inventory and domestic and international insured receivables under predetermined advance rates. Consummation of the new borrowing facility is subject to approval of the Board of Directors of the Company; the financial institution's review of the Company's domestic inventory and domestic and international receivables, and the execution of definitive loan documents.

         While there can be no assurance, the Company expects to obtain an extension of its line of credit from its lender. However, if the Company is unable to close this new financing (or other alternative financing), and the Company were unable to further extend its existing line of credit beyond its September 2, 2000 maturity date, the Company's business would likely be materially and adversely affected.

         The Company believes that its internally generated cash flow from operations, combined with its line of credit, will be sufficient to fund its operations for the balance of the fiscal year ending December 31, 2000.

         The Company does not believe that inflation has had a material effect on its financial condition or operating results for the last several years, as the Company has historically been able to pass along increased costs in the form of adjustments to the prices it charges to its customers.

                      Advanced Electronic Support Products
                                and Subsidiaries


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         On August 4, 2000, the Company held its 2000 annual meeting of stockholders. At the meeting, the stockholders elected the following five persons to serve on the Company's Board of Directors until their successors are elected and qualified: Slav Stein, Roman Briskin, Leonard Sokolow, Terrence R. Diadone and William B. Coldrick. The shares voted for and against each of the candidates for director were as follows: (i) 3,246,092 shares were voted in favor of each nominee for director; and (ii) 700 shares were voted against each nominee for director.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               27.1   Financial Data Schedule

         (b)   Reports on Form 8-K

               Current Report on Form 8-K filed July 10, 2000 under Item 5.

                      Advanced Electronic Support Products
                                and Subsidiaries


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ADVANCED ELECTRONIC SUPPORT
                                       PRODUCTS, INC.



Date: August 18, 2000                  By: /s/ ROY RAFALCO
                                          --------------------------------------
                                       Roy Rafalco, Chief Financial Officer

                                 Exhibit Index


Exhibit No.             Exhibit Description
-----------             -------------------

   27.1                 Financial Data Schedule