Form 10-Q
period 2000-09-30
ADVANCED ELECTRONIC SUPPORT PRODUCTS INC
filed 2000-11-13
CIK 1026744

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission File No. 001-12739

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                   ------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   FLORIDA                              59-2327381
        ---------------------------------     -------------------------------
         (State or other jurisdiction of              (IRS Employer
         incorporation or organization)            Identification No.)

             1810 N.E. 144TH STREET
              NORTH MIAMI, FLORIDA                         33181
----------------------------------------------   -----------------------------
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

         The number of shares outstanding of the issuer's Common Stock, as of November 8, 2000, is 3,681,391 shares.

         Transitional Small Business Disclosure Format (check one)
                                 Yes [X] No [ ]

                      Advanced Electronic Support Products
                                and Subsidiaries

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                      INDEX

                          Part I. Financial Information

                                                                            Page
                                                                            ----
Item 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets at September 30, 2000
        (unaudited) and December 31, 1999......................................3

        Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2000 and 1999 (unaudited)..........4

        Condensed Consolidated Statement of Shareholders' Equity for the
        nine months ended September 30, 2000 (unaudited).......................5

        Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 (unaudited)..........................6

        Notes to Condensed Consolidated Financial Statements...................7

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.............................................11

                        Part II. Other Information

Item 1. LEGAL PROCEEDINGS.....................................................16

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.............................16

Item 3. DEFAULTS UPON SENIOR SECURITIES.......................................16

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.....................16

Item 5. OTHER INFORMATION.....................................................16

Item 6. EXHIBITS AND REPORTS ON FORM 8-K......................................16

                      Advanced Electronic Support Products
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             September 30,           December 31,
                                                                                 2000                    1999
                                                                              (unaudited)
-----------------------------------------------------------------------------------------------------------------
Assets
Current
   Cash.......................................................                $ 1,246,266            $ 1,601,770
   Accounts receivable, net of allowance for doubtful accounts of $105,000 at September 30, 2000 and $60,000 at December 31,
   1999.......................................................                  4,354,899              3,058,018
   Inventories................................................                  7,286,731              5,688,914
   Income tax receivable......................................                      8,442                 38,187
   Due from related parties...................................                         --                448,684
   Prepaid expenses and other current assets..................                    273,321                170,591
-----------------------------------------------------------------------------------------------------------------
Total current assets..........................................                 13,169,659             11,006,164
Property and equipment, net...................................                    515,665                492,208
Intangible assets.............................................                  1,832,955                907,979
Deferred tax asset............................................                     26,320                 21,380
Other assets..................................................                     59,430                 60,435
-----------------------------------------------------------------------------------------------------------------
Total Assets..................................................                $15,604,029            $12,488,166
=================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities
   Notes payable..............................................                $ 2,463,000            $ 2,409,471
   Accounts payable...........................................                  4,032,788              2,382,798
   Accrued expenses...........................................                    873,549                778,431
   Income taxes payable.......................................                    112,433                272,661
   Customer deposits and other................................                    387,137                381,675
   Other current liabilities..................................                    226,416                127,706
-----------------------------------------------------------------------------------------------------------------
Total current liabilities.....................................                  8,095,323              6,352,742
Long term liabilities.........................................                    141,925                228,758
-----------------------------------------------------------------------------------------------------------------
Total Liabilities.............................................                  8,237,248              6,581,500
-----------------------------------------------------------------------------------------------------------------
Shareholders' Equity
   Preferred stock, $.001 par value; 1,000,000 shares
   authorized; none issued....................................                         --                     --
   Common stock, $.001 par value; 20,000,000 shares authorized;
   issued and outstanding: 3,681,391 shares at September 30,
   2000 and 3,233,921 shares at December 31, 1999.............                      3,681                  3,234
   Paid-in capital............................................                 10,655,235              9,615,501
   Deficit....................................................                 (2,573,368)            (3,181,922)
   Cumulative foreign currency translation
   adjustment.................................................                   (718,767)              (530,147)
-----------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY....................................                  7,366,781              5,906,666
-----------------------------------------------------------------------------------------------------------------
                                                                              $15,604,029            $12,488,166
=================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

                      Advanced Electronic Support Products
                                and Subsidiaries

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                           Three months ended                  Nine months ended
                                                              September 30,                       September 30,
                                                     --------------------------------    ---------------------------------
                                                          2000              1999              2000              1999
                                                     ---------------------------------------------------------------------
Net Sales....................................            $7,767,625       $7,333,762        $ 21,587,619      $20,008,899

Operating expenses
   Cost of sales.............................             4,825,020        4,671,109          13,237,565       11,852,511
   Selling, general and administrative
   expenses..................................             2,595,133        2,349,872           7,442,871        7,012,867
--------------------------------------------------------------------------------------------------------------------------
Total operating expenses.....................             7,420,153        7,020,981          20,680,436       18,865,378
--------------------------------------------------------------------------------------------------------------------------
Income from Operations.......................               347,472          312,781             907,183        1,143,521

Other income (expense)
   Interest..................................               (74,456)         (80,951)           (186,286)        (191,703)
   Other.....................................               (12,416)         (29,542)             96,511           72,267
--------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes...................               260,600          202,288             817,408        1,024,085
Provision for income taxes...................                59,718           58,766             208,854          176,117
--------------------------------------------------------------------------------------------------------------------------
Net Income...................................              $200,882         $143,522            $608,554         $847,968
--------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share..............                 $0.05            $0.05               $0.18           $ 0.27

Diluted earnings per common share............                 $0.05            $0.04               $0.15           $ 0.24
--------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements

                      Advanced Electronic Support Products
                                and Subsidiaries

            Condensed Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                                             Accumulated
                                                                                Other                             Total
                                     Common      Paid-In                    Comprehensive    Comprehensive    Stockholders
                                      Stock      Capital        Deficit         Income          Income           Equity
                                   -----------------------------------------------------------------------------------------
Balance at January 1, 2000            $3,234     $9,615,501   $ (3,181,922)     $ (530,147)              --      $5,906,666

Net Income                                                         608,554                          608,554         608,554

Issuance of common stock in
  connection with exercise of
  stock options                          153        443,303             --              --               --         443,456

Shares issued in connection
  with acquisition of Lanse              294        596,431             --              --               --         596,725

Cumulative foreign currency
  translation adjustment                  --             --             --        (188,620)        (188,620)       (188,620)
                                                                                                  ---------
Comprehensive income                                                                              $ 419,934
                                   -----------------------------------------------------------------------------------------
Balance at September 30, 2000         $3,681    $10,655,235   $ (2,573,368)     $ (718,767)                      $7,366,781
                                   =========================================================================================

         See accompanying notes to condensed financial statements.

                      Advanced Electronic Support Products
                                and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

Nine months ended September 30,                                                    2000              1999
-------------------------------------------------------------------------------------------------------------
Operating Activities:
   Net income                                                                  $   608,554        $  847,968

   Adjustments to reconcile net income to net cash used in operating activities:
   Provision for losses on accounts receivable                                      45,000            49,960
   Depreciation and amortization                                                   182,163           121,659
   Amortization of goodwill                                                        102,740            95,385
   (Increase) decrease, net of acquired business, in:
       Accounts receivable                                                      (1,140,752)         (400,337)
       Inventories                                                              (1,384,826)         (320,719)
       Income tax receivable                                                        29,745             9,976
       Prepaid expenses and other current assets                                   (84,881)           49,381
       Deferred tax assets                                                          (4,940)            9,045
       Other assets                                                                  1,005           (57,825)
   Increase (decrease), net of acquired business, in:
       Accounts payable and accrued expenses                                     1,196,733          (765,704)
       Income taxes payable                                                       (166,897)           67,945
       Other liabilities                                                            98,710            67,094
       Customer deposits                                                             5,462
       Deferred tax liability                                                           --            27,624
-------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                             (512,184)         (198,548)
-------------------------------------------------------------------------------------------------------------
Investing Activities:
   Acquisitions of businesses, net of cash acquired                               (369,760)           40,361
   Additions to property and equipment                                            (122,201)          (39,468)
   Collection of loans due from related parties                                    448,684                --
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                (43,277)              893
-------------------------------------------------------------------------------------------------------------
Financing Activities:
   Net payments on borrowings                                                      (54,879)          (81,338)
   Bank overdraft                                                                       --           (67,632)
   Net proceeds from the exercise of stock options                                 443,456            95,250
-------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities                             388,577           (53,720)
-------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                              (166,884)         (251,375)
Effect of exchange rate changes on cash                                           (188,620)          (98,125)
Cash, beginning of period                                                        1,601,770         1,407,106
-------------------------------------------------------------------------------------------------------------
Cash, end of period                                                            $ 1,246,266      $  1,057,606
=============================================================================================================
Supplemental information:
   Cash paid for:
       Interest                                                                $   186,286      $    191,703
       Taxes                                                                   $    98,300      $    108,172
   Common stock issued for acquisition                                         $   596,725                --

See accompanying notes to condensed consolidated financial statements.

                      Advanced Electronic Support Products
                                and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Presentation            The accompanying unaudited condensed
                                    consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
                                    Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The condensed consolidated balance sheet information for December 31, 1999 was derived from the audited consolidated financial statements included in the
                                    Company's Form 10-KSB. For further
                                    information, refer to the consolidated
                                    financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

2. Notes Payable                    The line of credit agreement requires the
                                    Company to comply with certain covenants including limitations on further borrowings and dividend payments. As of September 30, 2000, the Company was in compliance with all of the aforementioned benchmarks and ratios.

3. Acquisition                      In May 2000, the Company completed the
                                    acquisition of Lanse AS, a Norway
                                    manufacturer and distributor of networking hardware, for a purchase price of $736,095 in cash (including expenses) and 294,170 shares of the Company's common stock (valued at $597,000). This acquisition was accounted for under the purchase method, whereby the purchase price was allocated to the underlying assets and liabilities based on their estimated fair values. The excess cost over net assets acquired amounted to approximately $1.0 million. This amount is being amortized over fifteen years.

                      Advanced Electronic Support Products
                                and Subsidiaries

                                    The following unaudited pro forma
                                    information presents the results of
                                    operations of the Company and its
                                    subsidiaries as if this acquisition had
                                    occurred on January 1, 2000 and 1999:

                                          Nine Months Ended September 30,                 2000             1999
                                    --------------------------------------------------------------------------------
                                    Net sales                                          $22,915,742      $22,679,318
                                    Net income                                             606,646          984,891
                                    Net income per common share                               0.17             0.28
                                    Net income per common share - assuming
                                    dilution                                                  0.15             0.26

4. Earnings Per Share               The following reconciles the components of
                                    the earnings per share (EPS) computation:

     For the three months ended
           September 30,                      2000                                                   1999
--------------------------------------------------------------------------------------------------------------------------------
                            Income             Shares           Per-Share         Income              Shares           Per-Share
                         (Numerator)        (Denominator)         Amount        (Numerator)       (Denominator)         Amount
--------------------------------------------------------------------------------------------------------------------------------
Earnings per
common share

Net income
available to
common
shareholders                $200,882           3,681,921           $0.05          $143,522           3,155,825            $0.05

Effect of
dilutive
Securities:

Exercisable
options to
purchase shares
of common stock                                  524,845                                               308,821

Net income
available to
common
shareholders
plus assumed
conversions                 $200,882           4,206,766           $0.05          $143,522           3,464,646            $0.04

                      Advanced Electronic Support Products
                                and Subsidiaries

     For the nine months ended
           September 30,                      2000                                                   1999
--------------------------------------------------------------------------------------------------------------------------------
                            Income             Shares           Per-Share         Income              Shares           Per-Share
                         (Numerator)        (Denominator)         Amount        (Numerator)       (Denominator)         Amount
--------------------------------------------------------------------------------------------------------------------------------
Earnings per
common share

Net income
available to
common
shareholders                $608,554           3,475,256           $0.18          $847,968           3,187,312            $0.27

Effect of
dilutive
Securities:

Exercisable
options to
purchase shares
of common stock                                  479,144                                               316,807

Net income
available to
common
shareholders
plus assumed
conversions                 $608,554           3,954,400           $0.15          $847,968           3,504,119            $0.24

                                    Options to purchase 1,613,050 shares of
                                    common stock are outstanding and held by various employees, officers, directors and consultants of the Company. Of this amount, 155,400 shares were not included in the computation of diluted EPS as the options' exercise price was greater than the average market price of the common shares.

                                    Warrants to purchase 1,080,000 shares of common stock were outstanding during 1999 and 2000, but are not included in the computation of diluted EPS as the warrants' exercise price is greater than the average market price of the common shares. Currently, 920,000 of these warrants entitle the holder to purchase one share of common stock at $6.90 per share, 80,000 of these warrants entitle the holder to purchase one share of common stock at $7.065 per share, and 80,000 of these warrants entitle the holder to purchase one share of common stock at $7.80 per share. All of these warrants are exercisable through February 12, 2002.

                      Advanced Electronic Support Products
                                and Subsidiaries

5. New Accounting Pronouncement     In March, 2000 the Financial Accounting
                                    Standards Board (FASB) issued FASB
                                    Interpretation No. 44 (Interpretation 44),
                                    Accounting for Certain Transactions
                                    Involving Stock Compensation. Interpretation
                                    44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements. Interpretation 44 became effective July 1, 2000.
                                    Interpretation 44 did not have an impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-QSB CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THE FOLLOWING:
COMPETITION FROM OTHER MANUFACTURERS AND DISTRIBUTORS OF CONNECTIVITY AND NETWORKING PRODUCTS BOTH NATIONALLY AND INTERNATIONALLY; THE BALANCE OF THE MIX BETWEEN ORIGINAL EQUIPMENT MANUFACTURER SALES (WHICH HAVE COMPARATIVELY LOWER GROSS PROFIT MARGINS WITH LOWER EXPENSES) AND NETWORKING AND INTERNATIONAL SALES (WHICH HAVE COMPARATIVELY HIGHER GROSS PROFIT MARGINS WITH HIGHER EXPENSES) FROM PERIOD TO PERIOD; AND THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING AND ASSEMBLY OF PRODUCTS AND THE ABSENCE OF SUPPLY AGREEMENTS. THESE AND ADDITIONAL FACTORS ARE DISCUSSED HEREIN AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR 1999 (THE "FORM 10-KSB"). THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN AND THEREIN INVOLVE AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING), ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENT. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" IN THE FORM 10-KSB.

Results of Operations

         For the nine months ended September 30, 2000, the Company had net sales of $21.6 million, an increase of $1.6 million or 7.9% over net sales of $20.0 million for the nine months ended September 30, 1999. For the quarter ended September 30, 2000, the Company had net sales of $7.8 million, an increase of $.4 million or 5.9% over net sales of $7.3 million for the quarter ended September 30, 1999.

         Contributing to the overall increase in sales were increases in domestic OEM sales, which were up 37% or $1.2 million for the first nine months of 2000 compared to the first nine months of 1999, and up 35% or $365,000 for the third quarter of 2000 compared to the third quarter of 1999. Networking sales increased by $275,000 or 4.4% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, and unchanged for the third quarter of 2000 compared to the third quarter of 1999.

         International sales increased by 11.8% or $1.2 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, and up 19.1% or 663,000 for the third quarter of 2000 compared to the third quarter of 1999. Most of the increase for both the nine and three month periods were due to the addition of Lanse AS' sales offset, in part by, reduced sales due to a decline in the value of European currencies compared to the U.S. dollar. Since the Company's international subsidiaries' sales are converted into U.S. dollars for consolidated financial reporting, their local currency sales have been adversely impacted by the strengthening U.S. dollar from period to period, since sales in units have actually increased from period to period. Lanse was acquired on May 31, 2000. Sales by Lanse during the three and nine month periods were $635,000 and $902,000 respectively.

         The Company's gross profit margin was 38.7% for the nine months ended September 30 2000, compared to 40.8% for the nine months ended September 30, 1999, and was 37.8% for the third quarter of 2000 compared to 36.3% for the third quarter of 1999. The primary reasons for the nine month decline in gross profit margins is a reduction in gross margins from the Company's international business from period to period due to the impact of increased domestic OEM business, both in terms of absolute dollars and in terms of the percentage of total sales. The third quarter 2000 gross margin was higher than the third quarter 1999 gross margin due to OEM sales being lower relative to other revenue for that particular quarter. As the Company has previously reported, OEM business produces lower gross margins than either networking or international business. However, internal costs and overhead, as reflected in selling, general and administrative ("SG&A") expenses, are proportionately lower in OEM sales which the Company believes offsets the intrinsically lower gross profit margin. Thus, the mix from period to period of OEM sales versus networking and international sales has and will continue to have an impact on the gross profit margin for any particular period.

         SG&A expenses increased by $.4 million, or 6.1%, to $7.4 million for the nine months ended September 30, 2000, from $7.0 million for the nine months ended September 30, 1999. For the quarter ended September 30, 2000, SG&A expenses increased by 10.4% to $2.6 million, from $2.3 million for the comparative 1999 period due primarily to the addition of Lanse AS' SG&A expenses starting on May 31, 2000. SG&A expenses as a percentage of sales for the three and nine months ended September 30, 2000 were 33.4% and 34.5%, respectively, compared to 32.0% and 35.0%, respectively, for the three and nine months ended September 30, 1999.

         As a result of the aforementioned factors, income from operations for the first nine months of 2000 was $.9 million a decrease of 20.7% over income from operations of $1.1 million for the first nine months of 1999. Income from operations for the three months ended

September 30, 2000 was $.35 million, an increase of 11.1% over income from operations of $.31 million for the three months ended September 30, 1999. Lanse contributed approximately $3,000 and $14,000, respectively, to the 2000 nine and three month income from operations.

         Interest expense for the nine months ended September 30, 2000 was $186,000, compared to $192,000 for the first nine months of 1999. Third quarter 2000 interest was $74,000 compared to $81,000 for the comparable 1999 period. Interest in each 2000 period was lower due to somewhat lower borrowings in 2000 offset, in part, by higher interest rates from period to period.

         Amortization of goodwill was $103,000 for the nine months ended September 30, 2000, an increase of 8.4% over amortization of $95,000 for the nine months ended September 30, 1999. This increase is primarily attributable to amortization charges arising as a result of the acquisition of CCCI at the end of March 1999 and of Lanse at the end of May 2000.

         Other income and expense for the 2000 three and nine month periods were due primarily to changes in currency exchange rates at September 2000 compared to exchange rates at December 31, 1999. Taxes in both 2000 and 1999 were lower due to available U.S. net operating loss carryforwards and carrybacks. The effective tax rate was higher for the nine months ending September 30, 2000 compared to the 1999 period since more of the Company's income was derived from its overseas operations during the 2000 period and the Company cannot utilize its available U.S. net operating losses against foreign income to reduce its overall tax liability. The Company's ability to take advantage of its U.S. net operating loss carryforwards and carrybacks in future periods will depend on the amount of the Company's U.S. sourced income derived in such future periods.

         As a result of the foregoing factors, the Company had net income of $609,000 for the nine months ended September 30, 2000, a decrease of 28.2% over net income of $848,000 for the nine months ended September 30, 1999, and net income of $201,000 for the quarter ended September 30, 2000, an increase of 39.6% over net income of $144,000 for the third quarter of 1999.

         Basic earnings per share were $.18 per share for the nine months ended September 30, 2000, compared to $.27 per share for the nine months ended September 30, 1999. Diluted earnings per share were $.15 for the first nine months of 2000, compared to diluted earnings per share of $.24 for the first nine months of 1999. For the third quarter of 2000, basic earnings per share were $.05, unchanged from the basic earnings per share for the third quarter of 1999. Fully diluted earnings per share were $.05 for the third quarter of 2000, unchanged from diluted earnings per share of $.05 for the third quarter of 1999. Earnings per share for 2000 were impacted (compared to 1999) by a substantial increase in weighted average shares outstanding from period to period and a reduction in net income for the 2000 nine month period compared to the 1999 nine month period. The increase primarily resulted from the issuance of 153,300 shares of the Company's common stock upon the exercise of stock options in early 2000 and the issuance by the Company in May 2000 of an additional 294,170 shares of common stock in connection with the acquisition of Lanse AS.

Liquidity & Capital Resources

         Historically, the Company has financed its operations primarily with cash flow from operations and with borrowings under its available lines of credit.

         At September 30, 2000, the Company's working capital was $5.1 million, an increase of 9.0% over working capital of $4.7 million as of December 31, 1999. The principal causes of the increase were increases of approximately $1.3 million (42.4%) in accounts receivable, and approximately $1.6 million (28.1%) in inventories, offset in part by an increase of approximately $1.7 million (55.2%) in accounts payable and accrued expenses. At September 30, 2000, cash had decreased approximately $356,000, or 22.3%, as the Company's net income was applied to the aforementioned increases in current assets and to the payment of the cash portion of the Lanse AS acquisition offset by increases in accounts payable and proceeds received from sales of stock upon the exercise of options. The aforementioned increases are also due in part to the acquisition of Lanse and the inclusion of their current assets and liabilities in the Company's September 30, 2000 consolidated balance sheet.

         For the nine months ended September 30, 2000, $512,000 of cash was used in operations. Net income of approximately $609,000 was applied to the aforementioned increase in accounts receivable and inventories offset by increases in accounts payable. Net cash used in investing activities was $43,000, as cash was used in acquisitions and to purchase equipment offset by the repayment of related party loans. Cash of $389,000 was generated in financing activities which was used for payments on borrowings and for the Lanse acquisition. As a result of the foregoing, the Company's cash position decreased $167,000 between December 31, 1999 and September 30, 2000. That decrease, combined with a decrease of $189,000 attributable to the effects of exchange rate changes on cash, produced an overall decrease in cash of $356,000.

         In September 2000, the Company renewed its $3.5 million line of credit with a financial institution. Borrowings available under the line of credit, which matures on September 23, 2001, bear interest at the rate of prime plus one-half (.5) percent. Borrowings under the line of credit are based on specific percentages of the Company's receivables and inventories. The line of credit is secured by a lien on the Company's U.S. assets, including its U.S. accounts receivable and inventories. The line of credit is also guaranteed by the Company's principal stockholders, who have pledged 80% of the Company's common stock which they own to secure their respective guarantees. Under the terms of the loan agreement, the Company is required to comply with certain affirmative and negative covenants and to maintain certain financial benchmarks and ratios during future periods. As of September 30, 2000, the Company was in compliance with all of the aforementioned benchmarks and ratios. As of September 30, 2000, $2,463,000 was outstanding under the credit line and $548,000 was available under the line of credit, based on applicable borrowing base formulas.

         The Company believes that its internally generated cash flow from operations, combined with its line of credit, will be sufficient to fund its operations for the next twelve months.

         The Company does not believe that inflation has had a material effect on its financial condition or operating results for the last several years, as the Company has historically been able to pass along increased costs in the form of adjustments to the prices it charges to its customers.

New Accounting Pronouncement

         In March, 2000 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), Accounting for Certain Transactions Involving Stock Compensation. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements. Interpretation 44 became effective July 1, 2000. Interpretation 44 did not have an impact on the Company's consolidated financial statements.

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

                                     ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.

Date: November 13, 2000              By: /s/ ROY RAFALCO
                                     -------------------------------------------
                                     Roy Rafalco, Chief Financial Officer

                                  Exhibit Index

Exhibit No.                Exhibit Description
-----------                -------------------
   27.1                    Financial Data Schedule