Form 10KSB
period 2000-12-31
ADVANCED ELECTRONIC SUPPORT PRODUCTS INC
filed 2001-04-02
CIK 1026744

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________________________

                          Commission File No. 001-12739

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                ------------------------------------------------
              (Exact name of small business issuer in its charter)

            Florida                                      59-2327381
- ---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

         1810 N.E. 144th Street
          North Miami, Florida                             33181
- ----------------------------------------      ---------------------------------
(Address of principal executive offices)                 (Zip Code)


                                 (305) 944-7710
                                 --------------
                           (Issuer's telephone number
                              including area code)

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

               TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON
               -------------------                 WHICH REGISTERED
                                               ------------------------
                      None

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                                  Common Stock
                                  ------------
                                (Title of Class)

                    Redeemable Common Stock Purchase Warrants
                    -----------------------------------------
                                (Title of Class)

         Check whether the Company (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]   No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          The Company's revenues for the fiscal year ended December 31, 2000 were $30,231,324.

         The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the closing bid price of the Company's common stock, $.001 par value per share (the "Common Stock") as of March 29, 2001 of $1.75 per share, was approximately $3,621,410. There is no non-voting stock.

         The number of shares of the Company's Common Stock which were outstanding as of March 29, 2001 was 3,681,391.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain exhibits listed in Part III of this Annual Report on Form 10-KSB are incorporated by reference from filings made by the Company under the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act").

         Transitional Small Business Disclosure Format (check one):

         Yes [ ] No [X]

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.

                                      INDEX

                                     PART I
                                                                           PAGE

Item 1.  Description of Business........................................... 1

Item 2.  Description of Property........................................... 9

Item 3.  Legal Proceedings................................................. 9

Item 4.  Submission of Matters to a Vote of Security Holders............... 9

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.......... 10

Item 6.  Management's Discussion and Analysis or Plan of Operation......... 11

Item 7.  Financial Statements.............................................. 13

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................... 14

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act................. 14

Item 10. Executive Compensation............................................ 16

Item 11. Security Ownership of Certain Beneficial Owners and Management.... 19

Item 12. Certain Relationships and Related Transactions.................... 20

Item 13. Exhibits and Reports on Form 8-K.................................. 21

                              FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants......................... F-2
Consolidated Balance Sheet at December 31, 2000 ........................... F-3
Consolidated Statements of Operations for the Years Ended
               December 31, 2000 and 1999.................................. F-4
Consolidated Statements of Shareholders' Equity for the Years Ended
               December 31, 2000 and 1999.................................. F-5
Consolidated Statements of Cash Flows for the Years Ended
               December 31, 2000 and 1999.................................. F-6
Summary of Significant Accounting Policies................................. F-8
Notes to Consolidated Financial Statements................................. F-13

                                     PART I

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-KSB CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THE FOLLOWING:
COMPETITION FROM OTHER MANUFACTURERS AND DISTRIBUTORS OF CONNECTIVITY AND NETWORKING PRODUCTS BOTH NATIONALLY AND INTERNATIONALLY; THE BALANCE OF THE MIX BETWEEN ORIGINAL EQUIPMENT MANUFACTURER SALES (WHICH HAVE COMPARATIVELY LOWER GROSS PROFIT MARGINS WITH LOWER EXPENSES) AND NETWORKING SALES (WHICH HAVE COMPARATIVELY HIGHER GROSS PROFIT MARGINS WITH HIGHER EXPENSES) FROM PERIOD TO PERIOD; OUR DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING AND ASSEMBLY OF PRODUCTS; AND THE ABSENCE OF SUPPLY AGREEMENTS. THESE AND ADDITIONAL FACTORS ARE DISCUSSED HEREIN. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN INVOLVE AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

ITEM 1.  DESCRIPTION OF BUSINESS

(a)      OVERVIEW

         We design, manufacture, market and distribute computer connectivity and networking products both nationally and internationally. We currently offer a broad range of connectivity products to our customers, including computer cables, connectors, installation products, data sharing devices, and fiber optic cables, as well as a complete selection of networking products, including networking interface cards, hubs, transceivers, and repeaters for different networking topologies. We contract with various manufacturers to manufacture and assemble our products using designs and manufacturing specifications (including quality control) which we provide as well as from standard industry designs. We also assemble a very small percentage of our products at our North Miami facility and we manufacture connectivity products at the facility of one of our subsidiaries, Communications Components Company, Inc. ("CCCI"). Our contract manufacturers are located primarily in the Far East, allowing us to obtain competitive pricing for our products due to comparatively lower labor costs in the production of our products. We offer our products to a broad range of both original equipment manufacturer customers and resale customers (such as computer superstores and dealers, and mail order customers) in North America, Latin America, Eastern and Western Europe, and Japan. We generally do not offer our products directly to end users.

         We believe that current industry trends will lead to an increased demand for the use of networking and computer connectivity products designed to maximize and enhance the functionality of computers and create a substantial potential market for our products. Our overriding mission is to design, manufacture and market networking and computer connectivity products which can integrate any computer into any network at any time. We strive to anticipate technological advancements and consumer preference as far in advance as possible, develop new products and improved features to meet such market demands and transform ideas from concept to market as quickly as possible.

(b)      BUSINESS OF ISSUER

History of the Company

         We were organized in 1983. In February 1997, we completed our initial public offering and gained the listing of our common stock and warrants on the NASDAQ SmallCap Market. We used the net proceeds of our IPO to repay indebtedness, for product development and design, to increase our inventory to support customer requirements, to increase our sales force, to implement the "ISO 9002" standard, for advertising and marketing, for acquisitions and for working capital. Since the IPO, we have completed five acquisitions. We have also sold one of our operations.

         o In September, 1997, we acquired the assets of the networking division of Focus Enhancements, Inc. We now sell our networking products under the "Focus Networking" tradename to resale customers, primarily in the United States and Europe;

         o In November, 1997, we acquired Dataholding AS (now called Jotec/AESP AS), a distributor of connectivity and computer products headquartered in Oslo, Norway;

         o During the fourth quarter of 1998, we acquired AESP Ukraine, a distributor of our products located in the Ukraine (we sold this operation in January 2001 and expect that in the future AESP Ukraine will act as an exclusive distributor of our products);

         o In March 1999, we acquired the net assets of CCCI, which manufactures a line of network connectivity products and systems; and

         o In June 2000, we acquired the stock of Lanse AS located in Oslo, Norway. Lanse distributes networking hardware to the network installation industry in Norway and also holds exclusive rights in Norway for the Telesafe (TM) product line.

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

         These trends have created an ever-increasing demand for bandwidth, to accommodate both the Internet and network traffic. However, the growth and technological advancement of the hardware backbone for networking and computer connectivity has simply not kept pace with that demand. The worldwide struggle to bring networking and computer connectivity hardware up to the level of demand represents a business opportunity for us, and our strategic objective is to become a leading supplier to the networking and computer connectivity equipment industry.

         The networking and computer connectivity market consists of two wholesale categories: manufacturers of computers and peripherals and distributors; and three resale categories: retail stores, catalog companies and, most recently, web-based selling organizations. Our strategy is to market our products to all five of these potential customer groups.

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

         In general, the computer industry is characterized by rapidly changing technology. We must continuously update our existing products to keep them current with changing technology and must develop new products to take advantage of new technologies that could render existing products obsolete. These products must be compatible with the computers and other products with which they are used. Our future prospects are dependent in part on our ability to develop new products that address new technologies and achieve market acceptance. We may not be successful in these efforts. If we were unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability could have a material adverse effect on our future results of operations. In addition, due to the uncertainties associated with the evolving markets which we address, we may not be able to respond effectively to product demands, fluctuations, or to changing technologies or customer requirements and specifications.

         The computer industry has been affected historically by general economic downturns, which have had an adverse economic effect upon manufacturers, distributors and retailers of computers and computer-related products. General economic downturns have traditionally had adverse effects upon the computer-related industry, due to the restrictions on expenses for products of this industry during recessionary periods. We may not be able to predict or respond to such cycles within the computer industry.

         The networking and computer connectivity industry is also characterized by inevitable price erosion across the life cycle of products and technologies. To maintain our profitability in the face of constantly shrinking gross margins, our strategy is to seek out low cost producers without sacrificing quality and to seek to develop and maintain efficient internal operations, allowing us to control our internal costs and expenses.

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

         Networking products are products which connect a computer to another computer, a network server, the Internet, a public switched telephone network or another enterprise. Networking products are divided into two sub-categories: active and passive. Active networking products include interface cards, transceivers, hubs, routers and repeaters. Passive networking products include patch panels, patch cables and wallplates.

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

         In order to provide assistance to our customers and to be competitive with other companies in our industry, we offer our customers several services. These services include: enhanced packaging; custom packaging; technical and design support (where the customer receives advice from us on which product or design specification is appropriate for a particular situation); assembly support (where a customers relies on us to assemble the component parts the customer traditionally had done itself); training (where the customer receives training from us on the different capabilities and applications of our products); and quality control.

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

         Due to the high volume and labor intensive nature of manufacturing computer connectivity products, most of the products we sell are manufactured outside the United States in such countries as Taiwan, the Peoples' Republic of China, the United Kingdom and Hong Kong. We utilize the services of an unaffiliated trading company in Taiwan which assists us in working with our suppliers in the Far East. We also assemble a small percentage of our products at our North Miami, Florida facility. Additionally, we manufacture connectivity products at CCCI's facility in Broomall, Pennsylvania.

         For the production of each specific type of product, we usually maintain an on-going relationship with several suppliers to insure against the possibility of problems with one supplier adversely impacting our business. For the production of original manufacturer products, we usually use a single supplier for each product, with other factories providing competitive price quotes and being available to supply the same product if a primary supplier fails to supply us with the required product for reasons outside our control. However, we may not be able to easily replace a sole source of supply if required. In an effort to produce defect-free products and maintain good working relationships with our suppliers, we keep in contact with our suppliers, regularly inspecting the manufacturing facilities of our suppliers and implementing quality assurance programs in our suppliers' factories.

         Over the last five years, we have progressively expanded our supplier base. Presently, we work with approximately 65 suppliers. We have one supplier (located in China) which supplied 11% of our purchases in 1999 and 14% of our purchases during 2000. No other source of supply accounted for more than 10% of our purchases during 1999 or 2000. We do not enter into supply or requirements contracts with our suppliers. We believe that purchase orders, as opposed to supply or requirement agreements, provide us with more flexibility in responding quickly to customer demand. Nevertheless, the loss of one or more of our suppliers could have an adverse impact on us.

         Most of the components we utilize in the manufacture and assembly of our products are obtained from foreign countries and a majority of our products are manufactured or assembled in foreign countries, such as the United Kingdom, the Peoples' Republic of China, Hong Kong, and Taiwan. The risks of doing business with companies in these areas include potential adverse changes in the diplomatic relations of foreign countries with the United States, changes in the relative purchasing power of the United States dollar, hostility from local populations, changes in exchange controls and the instability of foreign governments, increases in tariffs or duties, changes in China's or other countries' most favored nation trading status, changes in trade treaties, strikes in air or sea transportation, and possible future United States legislation with respect to import quotas on products from foreign countries and anti-dumping legislation, any of which could result in delays in manufacturing, assembly and shipment and our inability to obtain supplies of finished products. Alternative sources of supply, manufacture or assembly may be more expensive. We utilize the services of an unaffiliated trading company in Taiwan which assists us in working with our suppliers in the Far East. Although we have not encountered significant difficulties in our transactions with foreign suppliers and manufacturers in the past, we may encounter such difficulties in the future.

Quality Control

         Our goal is to provide our customers with defect-free products. Working with our primary manufacturers and often with the manufacturers of various component parts, we have instituted quality control measures at five stages throughout the manufacturing process. At the first stage, we work with our primary manufacturers to institute a general quality control check upon the entry of the various component parts into the primary manufacturers' factory (a.k.a. the incoming inspection). At the second stage, the primary manufacturer checks to ensure that the component parts function properly. The third and fourth stages of quality control occur after each molding process, with the final product being subject to quality control at the time of shipment to us. The fifth and final stage of quality control occurs at one of our distribution warehouses (North Miami, Ukraine, Germany, Sweden and Norway). At this final stage of quality control, we test a certain percentage of each shipment of products we receive to ensure the products meet our quality standards.

         In 1998, we were certified as being in compliance with the "ISO 9002" standard. The ISO 9002 standard is an international manufacturing standard which is becoming more prevalent across numerous industries. Almost all of our current suppliers are either ISO 9002 compliant or in the process of implementing ISO 9002 procedures.

Customer Base

         Our customer base is divided into two categories: original equipment manufacturers and resale customers. Original equipment manufacturer customers are generally manufacturers of computers and computer-related equipment which use our products as part of their finished products. Resale customers are local and regional resellers, value-added resellers and distributors, educational institutions, web-based selling organizations and catalog houses. Catalog houses constitute a large share of our U.S. resale sales. The resale mass merchandising market also represents a significant growth area for us. We generally do not offer our products directly to end-users.

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

         Sales to our exclusive distributor in Russia, AESP-Russia, amounted to 9.4% of our net sales for 1999 and 11.5% of our net sales for 2000. We are currently selling products to our Russian distributor on a paid-in-advance basis.

         Our top 10 customers (including AESP-Russia) accounted for approximately 32% and 38% of our net sales for the years ended December 31, 1999 and 2000. Other than AESP-Russia in 2000, no customer accounted for more than 10% of our net sales in 1999 and 2000.

         We believe that due to the vagaries of the computer industry, it is likely that some customers who are significant customers in one period may become insignificant customers in future periods. However, the loss of one or more significant customers could have a material adverse impact on our future business and results of operations.

Marketing and Sales

         Our marketing and sales efforts are directed by our Marketing and Sales Departments. The Marketing Department is responsible for, among other things, publishing our catalogs for each product line as well as the general company catalog, assisting our sales group in preparing for sales shows, advertising our products in industry publications, working with mail-order catalogs to prepare advertising space in such catalogs, and providing designs for packaging our products. The Sales Department is responsible for, among other things, contacting potential customers with information and prices for our products, following leads from trade shows, providing customer support and visiting customers on a regular basis. The Marketing Department is responsible for worldwide marketing while the Sales Department is divided in responsibility by geographic location.

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

Competition

         We compete with many companies that manufacture, distribute and sell computer connectivity and networking products. While these companies are largely fragmented throughout different sectors of the computer connectivity industry, a number of these companies have greater assets and possess greater financial and personnel resources than we do. Some of these competitors also carry product lines which we do not carry and provide services which we do not provide. Competitive pressure from these companies may materially adversely affect our business and financial condition in the future. In the event that more competitors begin to carry products which we carry and price competition with respect to our products significantly increases, competitive pressures could force us to reduce the prices of our products, which would result in reduced profit margins. Prolonged price competition would have a material adverse effect on our operating results and financial condition. A variety of other potential actions by our competitors, including increased promotion and accelerated introduction of new or enhanced products, could also have a material adverse effect on our results of operations. We may not be able to compete successfully in the future.

Growth Strategy

         Our strategic objective is to become a leader in the computer connectivity and networking equipment market, and to make the name "AESP" synonymous with state-of-the-art hardware in this segment.

         Strategy to Increase Networking and Connectivity Products & Original Equipment Manufacturer Customer Base

         We intend to increase our revenues and income in the networking and original equipment manufacturer markets by continuing to broaden our customer base in existing markets and by expanding into new markets. In order to increase our national and international customer base, we intend to continue to market to large distributor catalog companies, to increase both our product lines and inventory and to expand our sales reach in the US, Eastern and Western Europe and in the future into Latin America. To expand our original equipment manufacturer customer base, we intend to expand our business with computer product and networking hardware manufacturers, and to solicit manufacturers in other fast-growing vertical markets, such as networking, telecommunications, medical instrumentation and cable television.

         Strategic Acquisitions

         The other element of our growth strategy involves growth through the acquisition of other companies, assets and/or product lines that will compliment or expand our business. We are seeking companies which market to the networking, telecommunications, cable audio/video and computer industries. We believe that acquisitions, mergers, asset purchases or other strategic alliances in these categories should enable us to achieve operating leverage on our existing resource base.

         Our ability to expand by acquisition has been, and will continue to be, limited by the availability of suitable acquisition candidates, in both the United States and internationally, and by our financial condition and the market price of our common stock. Our ability to grow by acquisition is also impacted by restrictions contained in our credit agreement, which restrictions include maintaining certain minimum ratios of assets versus liabilities and not permitting any indebtedness, guarantees or liens which would materially affect our ability to repay our loan to the bank. In addition, acquisitions involve risks that could adversely affect our operating results, including the assimilation of the operations and personnel of acquired companies, the possible amortization of acquired intangible assets and the potential loss of key employees of acquired companies. We may not be able to complete any acquisitions on suitable terms. No material commitments or binding agreements have recently been entered into and we may not complete any future acquisitions. Other than as required by our Articles of Incorporation, By-Laws, and applicable law and regulations, our shareholders generally will not be entitled to vote upon acquisitions we decide to complete.

Corporate Organization

         Our operations are divided into six departments: (1) the Sales and Marketing Department, (2) the International Sales Department (including sales offices in Sweden, Germany, and Norway), (3) the Purchasing Department, (4) the Operations Department (including the MIS, shipping, warehouse and quality control and production groups), (5) the Finance/Accounting Department and (6) manufacturing/CCCI. The Sales and Marketing Department covers sales in the United States, Canada, and Latin America. Account Managers and Customer Service Representatives service this department from our North Miami, Florida headquarters. The International Sales Department covers sales in Eastern and Western Europe, with offices in Sweden, Germany, and Norway, and exclusive distributors in Russia and, commencing in 2001, Ukraine.

Employees

         As of December 31, 2000, we employed 156 people at the following locations: Miami office- -55; Ukraine--36; Norway--26; CCCI--18; Sweden--11; and Germany--10. Company wide--26 employees work in administration/accounting, 12 employees work in purchasing, 55 employees work in sales and marketing, and 63 work in operations. None of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good.

Government Regulation

         We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to networking and computer connectivity products. There can be no assurance that laws or regulations adopted in the future relating to our business will not adversely affect our business.

ITEM 2.  DESCRIPTION OF PROPERTY

         The table set forth below identifies the principal properties we currently utilize as of December 31, 2000. All properties are leased, are in good condition and are adequate for our present requirements. RSB Holdings, Inc., a related party, owns our corporate headquarters, product assembly and central warehouse, and leases such properties to us. Under the terms of our credit agreement, RSB Holdings has executed landlord waivers, permitting the lender the priority right to enter our premises and seize collateral in the event of a default under the credit agreement. See Note 7 of Notes to Consolidated Financial Statements for information regarding the financial terms of our leases.

                                                                                           APPROXIMATE
                                                                                              SQUARE
                  FACILITY DESCRIPTION                             LOCATION                  FOOTAGE
                  --------------------                             --------                  -------
Corporate Headquarters, Product Assembly and Central
Warehouse                                                       North Miami, FL               20,000
Warehouse                                                       North Miami, FL               10,000
Sales Office and Warehouse                                       Tierp, Sweden                 5,000
Sales Office and Warehouse                                       Oslo, Norway                 18,000
Sales Office and Warehouse                                      Munich, Germany               12,000
Bonded Warehouse                                               Vinnitsa, Ukraine              10,000
Sales Office                                                     Kiev, Ukraine                18,500
Sales Office and Manufacturing                              Broomall, Pennsylvania             5,085

         We also utilize a bonded warehouse in Rotterdam, Netherlands. We pay rent for this warehouse based upon the number of pallets which we store in this facility from time to time.

ITEM 3.  LEGAL PROCEEDINGS

         As of the date of this Form 10-KSB, we were not a party to any material legal proceedings, nor are any such proceedings threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our shareholders during the fourth quarter of the 2000 fiscal year.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock and warrants have been quoted on the NASDAQ Small Cap Market under the symbols "AESP" and "AESPW," respectively, since February 12, 1997. The following table sets forth the high and low bid prices for the common stock and the warrants for each quarter during our two most recent fiscal years, as reported by NASDAQ:

                                                       COMMON STOCK                             WARRANTS
                                             ----------------------------------     ---------------------------------
                                                  HIGH               LOW                 HIGH               LOW
                                             ---------------    ---------------     ---------------    --------------
1999
First Quarter                                   2 11/16            1  5/16              9/32              1/16
Second Quarter                                  2  5/8             1 17/32             11/32              1/16
Third Quarter                                   3  7/16            2  1/16              7/16              5/32
Fourth Quarter                                  2  5/8             1 17/32              3/8               1/16

2000
First Quarter                                   8  3/8             1 21/32            2 7/8               9/32
Second Quarter                                  3  1/4             1  3/4             1                  11/32
Third Quarter                                   3  5/8             1 13/16              7/8               1/4
Fourth Quarter                                  2  3/8             1  1/16              3/8               3/32

2001
First Quarter (through March 29, 2001)          2  9/16            1  3/8               7/16              3/32

         At March 29, 2001, the number of holders of record of our common stock was 35. However, we estimate (based upon available information) that there are approximately 1,700 beneficial holders of our common stock.

         We have not paid any dividends during the last two fiscal years and we do not intend to pay any cash dividends on our common stock for the foreseeable future. We intend to reinvest our earnings, if any, in the growth and expansion of our business. Other than limitations on our borrowing based upon a borrowing base formula and other limitations imposed on us by our credit facility, there are no restrictions that limit our ability to pay dividends.

         The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile and could be subject to wide fluctuations. In addition, the stock market generally, and technology-related securities in particular, may experience extreme price and volume fluctuations that may be unrelated to or disproportionate to the operating performance of companies. Such fluctuations, and general economic and market conditions, may adversely affect the market price of our common stock.

         Our Articles of Incorporation and Bylaws contain provisions that may have the effect of discouraging certain transactions involving an actual or threatened change of control of our company. In addition, our Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the preferences, rights and limitations of any such series without shareholder approval. Further, two of our executive officers (Messrs. Stein and Briskin), who collectively at present own 43.7% of our outstanding common stock, have provisions in their employment agreements requiring us to pay, under certain circumstances, each of them $750,000 in the event of a change in control of our company. Furthermore, such payments which exceed a certain level of compensation may not be deductible for us for federal corporate income tax purposes. The ability to issue preferred stock and the change in control payments could have the effect of discouraging unsolicited acquisition proposals or making it more difficult for a third party to gain control of our company, or otherwise could adversely affect the market price of our common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

         Although our net income for the years ended December 31, 1999 and 2000 was approximately $387,000 and $712,000, respectively, we expect our expenses to increase in the future as we seek to continue to grow our business. We cannot assure you that our revenue will increase as a result of our increased spending. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations, we may be unable to sustain our recent profitability. We believe that operating cash flow generated through existing customers and business activities, current cash and cash equivalents and funds available from our $4.0 million line of credit, will be sufficient to fund operating cash flow needs and capital expenditures over the next twelve months. However, other acceptable financing will likely be required if we are to be in a position to complete additional acquisitions.

         In January 2001, we sold our Ukrainian subsidiary. We expect that AESP Ukraine will act as an exclusive distributor of our products in the future.

         Our quarterly and annual operating results are impacted by many factors, including the timing of orders and the availability of inventory to meet customer requirements. A large portion of our operating expenses are relatively fixed. Since we typically do not obtain long-term purchase orders or commitments from our customers, we must anticipate the future volume of orders based upon the historic purchasing patterns of our customers and upon our discussions with our customers as to their future requirements. Cancellations, reductions or delays in orders by a large customer or a group of customers could have a material adverse impact of our business, financial condition and results or operations.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         For the year ended December 31, 2000, we had net sales of $30.2 million, an increase of $3.8 million, or 14.2%, over net sales of $26.5 million for the year ended December 31, 1999. The increase in sales primarily resulted from increases in domestic sales to both original equipment manufacturer and resale customers. Original equipment manufacturer (OEM) sales were up $1.7 million, or 42.9%, for the 2000 fiscal year compared to the 1999 fiscal year. Sales during 2000 also benefited from increased international sales of $2.2 million (after accounting for the negative effect on international sales of the strengthening U.S. dollar during the period), which includes $1.7 million of sales from Lanse AS (which we acquired in June 2000). Sales during 2000 and 1999 to our Russian distributor aggregated $3.5 million and $2.5 million respectively. Sales to our Russian distributor are on a prepaid basis.

         Our gross profit margin was 38.1% for the year ended December 31, 2000, compared to 38.4% for 1999. The drop in gross profit margin was due to the impact to our foreign subsidiaries of the strengthening U.S. dollar which increased their cost of products. In addition, gross profit margin was reduced by the increase in OEM sales as a percentage of total sales. OEM business produces lower margins than either networking or international business.

         Selling, general, and administrative (SG&A) expenses increased $1.2 million, or 12.9%, for 2000 compared to 1999, as a result of the increase in net sales. As a percentage of net sales, SG&A for the twelve months ended December 31, 2000 was 34.6%. Comparatively, SG&A expenses as a percentage of sales for 1999 were 35.0%.

         As a result of the aforementioned factors, income from operations for 2000 was $1,045,000, compared to $899,000 for 1999.

         Interest expense increased by $8,000 from year to year. Exchange rates losses were $21,000 for 2000 compared with a $131,000 exchange rate loss for 1999, due to the strengthening U.S. dollar from period to period. The effective tax rate was lower for the twelve months ending December 31, 2000 compared to the 1999 period as a result of a reduction in operating losses in the United States and a lower overall effective tax rate realized on our overseas operations.

         As a result, net income for 2000 was $712,000, compared to net income of $387,000 for 1999.

         Earnings per diluted share for the 2000 fiscal year were $.18, compared to earnings per diluted share of $0.10 for the 1999 fiscal year. Weighted average diluted shares outstanding were 3,973,275 for 2000, compared to 4,026,798 for 1999. See Note 11 of Notes to Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources

         Historically, we have financed our operations primarily with cash flow from operations and with borrowings under our available lines of credit.

         At December 31, 2000, our working capital was $5.0 million, an increase of 6.6% over working capital of $4.7 million as of December 31, 1999. The principal causes of the increase were increases of $241,000 in accounts receivable (7.9% increase over 1999), and $1.7 million (30.3% increase over 1999) in inventories, offset in part by an increase of $1.6 million (50.6% increase over 1999) in accounts payable and accrued expenses. The increase in inventories reflects inventory acquired to support the higher level of sales and our effort to add new networking products to the mix of products we offer our customers. The number of turns of our inventory increased from 2.8 times in 1999 to 2.9 times in 2000, due to better inventory management. At December 31, 2000, cash had increased approximately $168,000 (net of the $89,000 decrease as a result of exchange rate changes), or 10.5%, as our net income was applied to the aforementioned increases in current assets offset by increases in accounts payable and proceeds from sales of stock upon the exercise of stock options. The aforementioned increases are also in part due to the acquisition of Lanse and thus the inclusion in our December 31, 2000 balance sheet of Lanse's current assets and liabilities.

         For the year ended December 31, 2000, $207,000 of cash was provided by operations. Net income of approximately $712,000 was applied to the aforementioned increase in accounts receivable and inventories offset by increases in accounts payable. Net cash used in investing activities was $520,000, as there were collections of related party loans applied partially to the Lanse acquisition and to an increase in property and equipment. Cash of $570,000 was generated in financing activities, primarily generated by stock option exercises. As a result of the foregoing, our cash position increased $257,000 between December 31, 1999 and December 31, 2000. That increase, combined with a decrease of $89,000 attributable to the effects of exchange rate changes on cash, produced an overall increase in cash of $168,000.

         Intangible assets increased by $1.0 million or 111%, reflecting the addition to our balance sheet of goodwill related to the May 2000 acquisition of Lanse.

         In September 2000, we obtained a renewal of our $3.5 million line of credit from a financial institution. Our line of credit was further increased to $4.0 million in March 2001. Borrowings available under the line of credit, which matures on September 23, 2001, bear interest at the rate of prime plus one-half (.50) percent. Borrowings available under the line of credit are based on specific percentages of our U.S. receivables and inventories. The line of credit is secured by a lien on our U.S. assets, including our accounts receivable and inventories. The line of credit is also guaranteed by our principal shareholders, who have pledged a portion of the shares of common stock which they own to secure their respective guarantees. Under the terms of the loan agreement, we are required to comply with certain affirmative and negative covenants and to maintain certain financial benchmarks and ratios during future periods. As of December 31, 2000, we were in compliance with all of the aforementioned benchmarks and ratios. As of December 31, 2000, $2,680,000 was outstanding under the credit line and $301,000 was available for borrowing under the line of credit, based on applicable borrowing base formulas.

         We believe that our internally generated cash flow from operations, combined with borrowings available under our line of credit, will be sufficient to fund our operations over the next twelve months.

         The majority of our suppliers of components, manufacturers, and assemblers are foreign, and although all price quotations and payment with those entities are made in U.S. dollars, fluctuations in exchange rates could alter the price charged by these foreign suppliers, manufacturers and assemblers, and depending on the level of such exchange rate fluctuations, such price fluctuations could adversely affect our performance. Although a majority of our sales are made to customers in the United States and Europe, and nearly half of all quotations and payments from customers are made in U.S. dollars, the same risks of adverse exchange rate fluctuations which are present with suppliers, manufacturers and assemblers (as set forth above) are also present in transactions with certain customers. We do not have a formal exchange risk management program nor do we engage in hedging activities with respect to exchange rate fluctuations because nearly half of all price quotations and payments are made in U.S. dollars, which we believe helps reduce but does not eliminate the risk attendant to fluctuations in exchange rates.

         We do not believe that inflation has had a material effect on our financial condition or operating results for the last several years, as we have historically been able to pass along increased costs in the form of adjustments to the prices we charge to our customers.

New Accounting Pronouncements

         In June 1999, the Financial Accounting Standard Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS 137, requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

         Historically, we have not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of SFAS 133 on January 1, 2001 will not have a material impact on our earnings or financial position.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth fiscal quarter of fiscal years after December 15, 1999. We implemented SAB 101 effective January 1, 2000, and its adoption did not have a material impact on our earnings or financial position.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 replaces SFAS No. 125 and is effective for transfers and servicing of financial assets and recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 effective January 1, 2001 will not materially impact our earnings or financial position.

         In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 was effective July 1, 2000, with certain provisions that were effective retroactively to December 15, 1998 and January 15, 2000. The adoption of Interpretation 44 did not have a material impact on our earnings or financial position.

ITEM 7.  FINANCIAL STATEMENTS

         The financial information required by Item 7 is attached to this Report following Part III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Board of Directors

         Each of our directors currently holds office until his or her successor is elected and qualified. At present, our By-laws provide for not less than one director nor more than twelve directors. Currently, we have five directors. Our By-laws permit our Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of our Board of Directors. Our officers devote their full time to our business. At this date, the members of the Board and their length of service as Directors are as follows:

NAME                                              Age    Director Positions                                            Since
- ----                                              ---    ------------------                                            -----
Slav Stein.....................................   56     President, Chief Executive Officer and Director               1983
Roman Briskin..................................   51     Executive Vice President, Secretary/Treasurer and Director    1984
Terrence R. Daidone(1)(2)......................   41     Director                                                      1997
William B. Coldrick(1)(2)......................   59     Director                                                      1997
Leonard Sokolow(1)(2)..........................   44     Director                                                      1999

- -------------------

(1)      Member of the Audit Committee.

(2)      Member of the Compensation Committee.

Business Experience

         The principal occupation and business experience for each of our Directors for at least the past five years is as follows:

         Mr. Stein is one of our founders and has been employed by us in a senior executive capacity and has been one of our Directors since our formation in 1983. Mr. Stein has been the President, Chief Executive Officer and a Director of our company since our IPO. Mr. Stein is also one of our principal shareholders. See Item 11 "Security Ownership of Certain Beneficial Owners and Management" and Item 12 "Certain Relationships and Related Transactions."

         Mr. Briskin has been one of our senior executive officers since 1984, a Director since 1992 and has served as Executive Vice President, Secretary/Treasurer and a Director of our company since our IPO. Mr. Briskin is also one of our principal shareholders. See Item 11 "Security Ownership of Certain Beneficial Owners and Management" and Item 12 "Certain Relationships and Related Transactions."

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

         Mr. Sokolow has been a Director of our company since November 1999. Since November 1999, Mr. Sokolow has been CEO and President of vFinance.com, Inc. which is traded over the counter. Since September 1996, Mr. Sokolow has been the President of Union Atlantic LC, a merchant, banking and strategic consulting firm specializing domestically and internationally in technology industries. Union Atlantic provides consulting services to us and is a wholly owned subsidiary of vFinance.com. Since August 1993 Mr. Sokolow has been President of Genesis Partners, Inc., a private financial business consulting firm. Mr. Sokolow was Chairman and Chief Executive Officer of the Americas Growth Fund, Inc., a closed-end management investment company, from August 1994 to December 1998. Further, Mr. Sokolow presently serves as a director of Ezcony Interamerica, Inc., a distributor of major brand name consumer electronics to Latin America.

Executive Officers

         The following list reflects our executive officers, as of the date of this report, the capacity in which they serve our company, and when they took office:

NAME              Age    Executive Position                       Officer Since
- ----              ---    ------------------                       -------------
Slav Stein        56     President, Chief Executive Officer            1983
Roman Briskin     51     Executive Vice President and Secretary        1984
Stephen Daily     43     Vice President / Network Group                2000
Roy Rafalco       45     Chief Financial Officer and Treasurer         2000

         Mr. Daily became a Vice President in September 2000. Prior to his appointment, he provided consulting services to us. In 1990, Mr. Daily founded Interlink Technologies, a manufacturer of premise cabling and connectivity products, where he remained as President until 1998.

         Mr. Rafalco joined us in May 2000. Prior to joining us, for more than the last five years Mr. Rafalco was the Chief Financial Officer and President of TopSpeed Corporation, a worldwide publisher of Windows and Internet software development tools, and during his last year with that company, Mr. Rafalco also served as that company's Chief Executive Officer.

Family Relationships

         There are no family relationships between or among any of our directors and executive officers.

Compliance with Section 16(a)

         Based solely upon our review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during our fiscal year ended December 31, 2000 and any Forms 5 and amendments thereto furnished to us with respect to such fiscal year, and any written representations referred to in subparagraph
(b)(2)(i) of Item 405 of Regulation S-B, no person who at any time during the fiscal year ended December 31, 2000 was a director, officer or, to our knowledge, a beneficial owner of more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, failed to file on a timely basis, as disclosed in Forms 3, 4 and 5, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2000.

ITEM 10. EXECUTIVE COMPENSATION

         The following table shows remuneration paid or accrued by us during the year ended December 31, 2000 and for each of the two preceding years, to our Chief Executive Officer and to each of our other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000:

                                           ANNUAL COMPENSATION                         LONG TERM COMPENSATION
                              ----------------------------------------------  -----------------------------------------
                                                                   Other      Restricted                        All Other
                                                      Bonus        Annual       Stock     Options/   LTIP     Compensation
Name and Principal Position   Year     Salary ($)    ($)(1)     Compensation    Awards    SARS (#)  Payments     (2)(3)
- ---------------------------   ----      -------      -------      -------      -------    --------  --------     ------
Slav Stein                    2000      199,650       24,945           --      175,000          --        --      9,993
CEO                           1999      180,000       31,814           --       25,000          --        --      8,792
                              1998      164,423           --           --      100,000          --        --      6,000

Roman Briskin                 2000      199,650       24,945           --      175,000          --        --      9,993
Executive Vice President      1999      180,000       31,814           --       25,000          --        --      8,792
                              1998      164,423           --           --      100,000          --        --      6,000

Steve Daily                   2000      130,000           --           --       20,000          --        --         --
Vice President

Roy Rafalco                   2000      110,000           --           --       20,000          --        --         --
Chief Financial Officer

- ----------------

(1) Bonus is based on a percentage of pre-tax income pursuant to current employment agreements. In 2000, Messrs. Stein and Briskin voluntarily elected to reduce their bonus percentage for 2000.

(2) Does not include interest on promissory notes due to the executive from us, which notes were converted into shares of our common stock effective December 31, 1998.

(3) Messrs. Stein and Briskin each receive an automobile allowance of $6,000 per year pursuant to the terms of their employment agreements with us. In addition, Messrs. Stein and Briskin received partially matched contributions as part of the Company's 401(k) plan. Table excludes value of a $500,000 term life insurance policy which we purchase for the benefit of each of Messrs. Stein and Briskin.

Option/SAR Grants During Last Fiscal Year

         The following table sets forth information concerning options granted during the fiscal year ended December 31, 2000 to the persons named in the preceding summary compensation table under the caption "Executive Compensation":


                                    Individual Grants
                              -----------------------------
                                Number of       % of Total
                               Securities      Options/SARS
                               Underlying       Granted to
                              Options/SARS     Employees in    Exercise or Base Price
           Name                Granted (#)     Fiscal Year            ($/SH.)*            Expiration Date
- --------------------------    ------------     ------------    ----------------------     ---------------
Slav Stein                       75,000           15.9%                1.75                   5/12/2010
                                100,000           21.3%                1.08                  12/27/2010

Roman Briskin                    75,000           15.9%                1.75                   5/12/2010
                                100,000           21.3%                1.08                  12/27/2010

Steve Daily                      20,000            4.3%                1.75                   5/12/2010

Roy Rafalco                      20,000            4.3%                1.75                   5/12/2010

Aggregated Option/SAR Exercised During Last Fiscal Year and Fiscal Year-End Option/SAR Values

         The following table sets forth information concerning the value of unexercised stock options at the end of the 2000 fiscal year for the persons named in the preceding summary compensation table under the caption "Executive Compensation":

                                                                       Number of
                                                                 Securities Underlying       Value of Unexercised
                                                                      Unexercised                In-the-Money
                                                                      Options/SARS               Options/SARS
                                                                     At FY-End (#)              At FY-End ($)
Name                       Shares Acquired                      -------------------------  -------------------------
                           On Exercise (#)  Value Realized ($)  Exercisable/Unexercisable  Exercisable/Unexercisable
- ------------------------  ----------------  ------------------  -------------------------  -------------------------
Slav Stein..............          --                --              375,000/205,250             59,188/12,828
Roman Briskin...........          --                --              375,000/205,250             59,188/12,828
Steve Daily.............          --                --               20,000/0                        0/0
Roy Rafalco.............          --                --               6,667/13,333                    0/0

- --------------------

* Computed based upon the difference between the closing price of our common stock at December 31, 2000 ($1.563) and the exercise price of the outstanding options. No value has been assigned to options which are not in-the-money.

Compensation of Directors

         Those of our directors who are not our employees are annually granted options to purchase 25,000 shares of our common stock at an option exercise price equal to the closing price of our common stock on the date of grant. These options vest immediately. Directors also receive $3,000 per year for service on the Board of Directors and on committees of the Board of Directors. Directors who are our employees receive no additional compensation for their service on the Board of Directors. All Directors are also reimbursed for expenses incurred in attending Board and committee meetings.

Employment Agreements

         On February 19, 1997, Messrs. Stein and Briskin each entered into an employment agreement with us. The term of such employment agreements (subject to earlier termination for cause) are for an initial period of five years and will thereafter continue for successive one-year terms unless canceled by either party. During the term of such employment agreements, Messrs. Stein and Briskin each receive a base salary (currently $220,000 in 2001) which increases annually by 10 percent of the prior year's salary plus the increase in the consumer price index, which annual increase may not, in any event, exceed 20 percent of the prior year's salary. In addition, Messrs. Stein and Briskin are each entitled to receive an annual bonus equal to five percent of our pre-tax net income in each fiscal year. We provide each of Messrs. Stein and Briskin with an automobile allowance of $500 per month and a term life insurance policy in the amount of $500,000.

         In the event that during the term of such employment agreements there is a change of control of our company which has not been approved by the our Board of Directors, Messrs. Stein and Briskin will have the option to terminate their employment with us within three months of the change of control and receive a lump sum payment of $750,000 each. In such event, all previously granted stock options would become automatically vested. If the Board of Directors approves a change of control, Messrs. Stein and Briskin may terminate their employment, but would only be entitled to receive a payment equal to the prior year's annual salary and to become automatically vested in a portion of their stock options equal to their percentage completion of the term of their employment agreement. For purposes of the employment agreements, a "change in control" is defined as an event that: (i) would be required to be reported in response to Item 6(e) of Schedule 14(a) of Regulation 14A under the Exchange Act; or (ii) causes a person other than Messrs. Stein and Briskin to beneficially own more than 30 percent of our outstanding securities. As part of such employment agreements, each of Messrs. Stein and Briskin have agreed not to compete against us for a 12-month period following the termination of their employment with us for any reason other than a change in control without the approval of the Board of Directors.

Indemnification of Directors and Officers

         Pursuant to our Articles of Incorporation and By-laws, our officers and directors shall be indemnified by us to the fullest extent allowed under Florida law for claims brought against them in their capacities as officers and directors. Indemnification is allowed if the officer or director acts in good faith and, in the case of conduct in his official capacity, in a manner reasonably believed to be in the best interests of the company, or in all other cases, with a reasonable belief that his conduct was at least not opposed to our best interests. In the case of criminal proceedings, an officer or director should have no reasonable cause to believe his conduct was unlawful. Accordingly, it is possible that indemnification may occur for liabilities arising under the Securities Act. The underwriting agreement from our initial public offering also contains provisions under which we and our underwriters have agreed to indemnify each other (including officers and directors) against certain liabilities under the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted for our directors, our officers and our controlling persons, pursuant to the foregoing provisions or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 29, 2001 we had outstanding 3,681,391 shares of our common stock. The following table sets forth, as of March 29, 2001, certain information regarding our common stock owned of record or beneficially by (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our directors; and (iii) all directors and executive officers as a group.

                                                                                 BENEFICIAL OWNERSHIP
                                                                                    OF COMMON STOCK
Name of Beneficial Owner(1)                                                      SHARES         PERCENT
- ---------------------------                                                     ---------       -------
Slav Stein(2) ............................................................      1,181,007        29.1%
Roman Briskin(2) .........................................................      1,181,007        29.1%
Terrence R. Daidone(3) ...................................................        105,000         2.8%
William B. Coldrick(3) ...................................................         87,000         2.3%
Leonard Sokolow(3) .......................................................         31,250            *
All directors and executive officers As a group (7 persons) (4) ..........      2,598,598        55.7%

- --------------------

 *       Less than one percent

(1) Unless otherwise indicated, each person named in the table has the sole voting and investment power with respect to the shares beneficially owned. The address for each beneficial owner is c/o Advanced Electronic Support Products, Inc., 1810 N.E. 144th Street, North Miami, Florida 33181.

(2) Includes options to purchase 375,000 shares of common stock issuable upon the exercise of vested stock options. Excludes unvested options to purchase 205,250 shares of common stock.

(3) Shares of common stock issuable upon the exercise of vested stock options.

(4) Includes vested stock options to purchase an aggregate of 986,584 shares of common stock.

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

         Mr. Sokolow, who serves as one of our Directors, is the President of Union Atlantic LC, a merchant banking, strategic and consulting firm specializing domestically and internationally in technology industries. Union Atlantic provides consulting services to us and is a wholly owned subsidiary of vFinance.com, of which Mr. Sokolow is also the CEO and Vice Chairman.

         We believe that all the foregoing related-party transactions were on terms, as a whole, no less favorable to us than could reasonably be obtained from unaffiliated third parties. Since our IPO, all transactions with affiliates have been approved by a majority of our disinterested directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         3.1      Amended and Restated Articles of Incorporation of the
                  Company (1)
         3.2      Bylaws of the Company (2)
         3.3      Articles of Amendment to Amended and Restated Articles of
                  Incorporation (2)
         3.4      Second Amended and Restated Bylaws of the Company (2)
         4.1      Form of Common Stock Certificate (2)
         4.2      Warrant Agreement and Warrant Certificate (2)
         10.1     Lease Agreement between the Company and RSB Holdings, Inc., dated July 15, 1996 (2)
         10.2     Promissory Note between the Company and U.S. Advantage, dated
                  July 15, 1996 (2)
         10.3     Form of 1996 Stock Option Plan (2)
         10.4     Form of Employment Agreement between the Company and Slav
                  Stein (2)
         10.5     Form of Employment Agreement between the Company and Roman
                  Briskin (2)
         10.6     Reserved
         10.7     Form of Contingent Stock Option Agreement between the Company and Messrs. Stein and Briskin (2)
         10.8     Amendment to 1996 Stock Option Plan (7)
         10.9     Loan Agreement between the Company and Commercebank, N.A., dated September 23, 1999 (6)
         10.10    Master Purchase Agreement between the Company and Focus
                  Enhancements, Inc., dated September 29, 1997 (3)
         10.11    Amendment to Master Purchase Agreement between the Company and
                  Focus Enhancements, Inc. (5)
         10.12    Asset Purchase Agreement between the Company and Focus
                  Enhancements, Inc., dated September 30, 1997 (3)
         10.13    Share Exchange Agreement between the Company, Dataholding AS, and selling shareholders of Dataholding AS, dated November 12,
                  1997 (4)
         10.14    Stock Purchase Agreement among the Company, CCCI and Donald Y.
                  Daily, Jr. (5)
         10.15    Amendment to Loan Agreement between the Company and
                  Commercebank, N.A. dated as of September 2, 2000 (9)
         10.16    Stock Purchase Agreement dated May 31, 2000 by and among JOTEC
                  AESP AS and the shareholders of Lanse AS (8)
         10.17    Amendment to Loan Agreement between the Company and
                  Commercebank, N.A. dated March 16, 2001*
         21       List of Subsidiaries*
         23       Consent of BDO Seidman, LLP*

          *  Filed herewith.

         (1) Incorporated by reference to our Registration Statement on Form 8-A (SEC File No. 000-21889) filed with the SEC on December 18, 1996.

         (2) Incorporated by reference to our Registration Statement on Form SB-2, and amendments thereto (SEC File No. 333-15967), declared effective February 13, 1997.

         (3) Incorporated by reference to our Current Report on Form 8-K filed October 15, 1997.

         (4) Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.

         (5) Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1998.

         (6) Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.

         (7) Incorporated by reference from the Company's definitive proxy statement, dated September 10, 1999.

         (8) Incorporated by reference to our Current Report on Form 8-K filed July 10, 2000.

         (9) Incorporated by reference to our Registration Statement on Form SB-2 (SEC File No. 333-48944) filed with the SEC on October 30, 2000.

(b)      REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REGISTRANT:

                                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.

                                   By: /s/ SLAV STEIN
                                       --------------------------------------
                                        Slav Stein, President

                                   Date: April 2, 2001

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

               Signature                                          Title                                Date
               ---------                                          -----                                ----

/s/ SLAV STEIN
- -----------------------------------------        President, Chief Executive Officer                 April 2, 2001
Slav Stein                                       and a Director (Principal Executive
                                                 Officer)
/s/ ROMAN BRISKIN
- -----------------------------------------        Executive Vice President, Secretary                April 2, 2001
Roman Briskin                                    and a Director

/s/ TERRENCE R. DAIDONE
- -----------------------------------------        Director                                           April 2, 2001
Terrence R. Daidone

/s/ WILLIAM B. COLDRICK
- -----------------------------------------        Director                                           April 2, 2001
William B. Coldrick

/s/ LEONARD SOKOLOW
- -----------------------------------------        Director                                           April 2, 2001
Leonard Sokolow

/s/ ROY RAFALCO
- -----------------------------------------        Chief Financial Officer and Treasurer              April 2, 2001
Roy Rafalco                                      (Principal Financial and Accounting Officer)

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                AND SUBSIDIARIES

                                     CONTENT

                                                                                                       Page
                                                                                                       ----
Report of Independent Certified Public Accountants                                                      F-2
Consolidated Balance Sheet at December 31, 2000                                                         F-3
Consolidated Statements of Operations for the Years Ended December 31, 2000 and 1999                    F-4
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000 and 1999          F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000 and 1999                    F-6
Summary of Significant Accounting Policies                                                              F-8
Notes to Consolidated Financial Statements                                                              F-13

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Advanced Electronic Support Products, Inc.
North Miami, Florida

         We have audited the accompanying consolidated balance sheet of Advanced Electronic Support Products, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Electronic Support Products, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.


                                                     BDO SEIDMAN, LLP

Miami, Florida
March 23, 2001

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET

                                                                                             December 31, 2000
- --------------------------------------------------------------------------------------------------------------
ASSETS (Note 3)
CURRENT ASSETS
         Cash                                                                                     $  1,769,371
         Accounts receivable, net of $125,000 allowance for doubtful accounts                        3,298,795
         Inventories                                                                                 7,411,058
         Income taxes receivable                                                                        63,183
         Due from related parties (Note 5)                                                              36,833
         Prepaid expenses and other current assets                                                     264,001
- --------------------------------------------------------------------------------------------------------------
Total current assets                                                                                12,843,241
Property and equipment, net (Note 2)                                                                   510,146
Intangible assets, net of  $451,288 accumulated amortization (Note 1)                                1,915,519
Deferred tax asset (Note 9)                                                                             20,465
Other assets                                                                                           136,437
- --------------------------------------------------------------------------------------------------------------
                                                                                                  $ 15,425,808
==============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Line of credit (Note 3)                                                                  $  2,680,000
         Accounts payable                                                                            3,646,847
         Accrued expenses                                                                            1,113,954
         Income taxes payable                                                                          148,946
         Customer deposits and other                                                                   188,710
         Current portion of long-term debt (Note 3)                                                    105,236
- --------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                            7,883,693
- --------------------------------------------------------------------------------------------------------------
Long-term debt, less current portion (Note 3)                                                          118,930
- --------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                    8,002,623
- --------------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------------------------------------
Commitments (Notes 7 and 8)
- --------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (Notes 10 and 12):
         Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued                         --
         Common stock, $ .001 par value; 20,000,000 shares authorized;
         3,681,391 shares issued and outstanding                                                         3,681
         Additional paid-in capital                                                                 10,655,235
         Deficit                                                                                    (2,470,414)
         Accumulated other comprehensive loss                                                         (765,317)
- --------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                           7,423,185
- --------------------------------------------------------------------------------------------------------------
                                                                                                  $ 15,425,808
==============================================================================================================


    SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,                                                   2000             1999
- ----------------------------------------------------------------------------------------------------
NET SALES (Note 4)                                                     $ 30,231,324     $ 26,466,271
- ----------------------------------------------------------------------------------------------------
OPERATING EXPENSES
         Cost of sales (Note 4)                                          18,722,303       16,300,426
         Selling, general and administrative (Notes 4, 5, 7, and 8)      10,463,529        9,266,499
- ----------------------------------------------------------------------------------------------------
Total operating expenses                                                 29,185,832       25,566,925
- ----------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                                    1,045,492          899,346

OTHER INCOME (EXPENSE):
         Interest expense                                                  (285,332)        (277,167)
         Interest income                                                     85,637           87,659
         Exchange (losses)                                                  (20,776)        (130,918)
         Other                                                               56,139           57,360
- ----------------------------------------------------------------------------------------------------
Income before income taxes                                                  881,160          636,280

Provision for income taxes (Note 9)                                         169,652          248,803
- ----------------------------------------------------------------------------------------------------
NET INCOME                                                             $    711,508     $    387,477
====================================================================================================

Earnings per common share (Note 11)                                    $        .20     $        .12
Earnings per common share - assuming dilution (Note 11)                $        .18     $        .10
                                                                       ============     ============

    SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                               ACCUMULATED
                                                ADDITIONAL                        OTHER                          TOTAL
                                   COMMON        PAID-IN                      COMPREHENSIVE   COMPREHENSIVE   SHAREHOLDERS'
                                    STOCK        CAPITAL        (DEFICIT)         LOSS           INCOME          EQUITY
- --------------------------------------------------------------------------------------------------------------------------
At December 31, 1998             $     3,082    $ 9,363,902    $(3,569,399)    $  (134,856)    $        --     $ 5,662,729
                                 -----------------------------------------------------------------------------------------
Issuance of common stock in
   connection with
   acquisition (Note 1)                   86        149,914             --              --              --         150,000
                                 -----------------------------------------------------------------------------------------
Issuance of common stock in
   connection with exercise
   of stock options (Note 12)             66        101,685             --              --              --         101,751
                                 -----------------------------------------------------------------------------------------
Net income                                --             --        387,477              --         387,477         387,477
Other comprehensive income:
Foreign currency
   translation adjustment                 --             --             --        (395,291)       (395,291)       (395,291)
                                                                                               -----------
                                                                                                    (7,814)
- --------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999           3,234      9,615,501     (3,181,922)       (530,147)             --       5,906,666
Issuance of common stock in
   connection with
   acquisition (Note 1)                  294        596,431             --              --              --         596,725
Issuance of common stock in
   connection with exercise
   of stock options (Note 12)            153        443,303             --              --              --         443,456
Net income                                --             --        711,508              --         711,508         711,508
Other comprehensive income:
Foreign currency
   translation adjustment                 --             --             --        (235,170)       (235,170)       (235,170)
                                                                                               -----------
                                                                                                   476,338
- --------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000     $     3,681    $10,655,235    $(2,470,414)    $  (765,317)             --     $ 7,423,185
==========================================================================================================================

    SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                                       2000             1999
- -------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net income                                                             $   711,508     $   387,477
     Adjustments  to  reconcile  net  income  to net cash  provided  by operating activities, net of effect of acquisitions:
         Provision (recovery), net of losses on accounts receivable              62,155        (145,725)
         Depreciation and amortization                                          252,385         388,720
         Amortization of goodwill                                               182,861         131,816
         (Increase) decrease, net of acquired business, in:
             Accounts Receivable                                                (83,666)        514,670
             Inventories                                                     (1,745,466)        587,396
             Income tax receivable                                               (1,030)        270,665
             Deferred income taxes                                              (14,435)        (72,169)
             Prepaid expenses and other current assets                          (70,021)        (55,279)
             Other assets                                                      (119,418)          8,716
         Increase (decrease) in:
             Accounts payable and accrued expenses                            1,333,736        (717,509)
             Income taxes payable                                              (124,258)       (152,800)
             Customer deposits and other                                       (177,568)        286,371
                                                                            -----------     -----------
Net cash provided by operating activities                                       206,783       1,432,349
                                                                            -----------     -----------
INVESTING ACTIVITIES:
     Collections (advances) on loans to related parties                         409,987        (448,684)
     Acquisitions of businesses, net of cash acquired                          (686,789)        (71,504)
     Additions to property and equipment                                       (243,465)       (230,261)
                                                                            -----------     -----------
Net cash (used) in investing activities                                        (520,267)       (750,449)
                                                                            -----------     -----------
FINANCING ACTIVITIES:
     Bank overdraft                                                                  --         (67,632)
     Net proceeds from (payments on) borrowings                                 126,662        (126,064)
     Net proceeds from the exercise of stock options                            443,456         101,751
                                                                            -----------     -----------
Net cash provided by (used in) financing activities                             570,118         (91,945)
                                                                            -----------     -----------
Net increase in cash                                                            256,634         589,955
Effect of exchange rate changes on cash                                         (89,033)       (395,291)
Cash, at beginning of year                                                    1,601,770       1,407,106
                                                                            -----------     -----------
Cash, at end of year                                                        $ 1,769,371     $ 1,601,770
                                                                            ===========     ===========

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                   2000             1999
                                                        ----------       ----------
SUPPLEMENTAL INFORMATION:
   Cash paid for:
         Interest                                       $  285,332       $  244,011
         Income taxes                                      169,651          490,492
                                                        ----------       ----------
   Non-cash transactions:
         Fair value of acquired businesses' assets      $2,038,000       $1,159,000
         Cash paid for acquired businesses                 890,000          368,000
         Common stock issued for acquired businesses       597,000          150,000
                                                        ----------       ----------
Liabilities incurred and assumed                        $  551,000       $  641,000
                                                        ==========       ==========

    SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF
BUSINESS Advanced Electronic Support Products, Inc. (AESP) is primarily a wholesaler of computer cables, accessories, and networking products whose customers are computer manufacturers, dealers and retailers located in the U.S. and foreign markets. AESP grants credit to customers without collateral.

SUBSIDIARIES AND
BASIS OF PRESENTATION                  AESP's subsidiaries are based and
                                       operating in the United States, Sweden,
                                       Germany, Norway and Ukraine. See Note 13.
                                       The functional and reporting currency for statutory purposes is the United States
                                       Dollar, Swedish Krona, German Mark,
                                       Norwegian Krone and Ukraine Hryvna. The
                                       foreign financial statements have been
                                       translated to United States Dollars
                                       (U.S. $) using a methodology consistent
                                       with Statement of Financial Accounting
                                       Standards No. 52, Foreign Currency
                                       Translation. Assets and liabilities are
                                       translated to U.S. $ at the rate
                                       prevailing on the balance sheet date and the statements of operations have been translated from the functional currency to U.S. $ using an average exchange rate for the applicable period. Results of this translation process are accumulated as a separate component of shareholders' equity.

PRINCIPLES OF
CONSOLIDATION                          The accompanying consolidated financial
                                       statements include the accounts of AESP
                                       and its subsidiaries (collectively, the
                                       "Company"). Intercompany transactions
                                       and balances have been eliminated in
                                       consolidation.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


INVENTORIES                            Inventories consist of finished goods
                                       available for sale and are stated at the lower of cost or market using the first-in, first-out method.

PROPERTY
AND EQUIPMENT                          Property and equipment is recorded at
                                       cost. Depreciation and amortization is
                                       computed by the straight-line and
                                       accelerated methods based on the
                                       estimated useful lives of the related
                                       assets of 3 to 10 years. Leasehold
                                       improvements and capital leases are
                                       amortized over the shorter of the life
                                       of the asset or the lease.

REVENUE
RECOGNITION                            Revenues are recognized at the time of
                                       shipment of the respective merchandise.
                                       The Company includes shipping and
                                       handling fees billed to customers as
                                       revenues. Such costs of sales include
                                       outbound freight and preparing
                                       customers' orders for shipment. Included in net sales in the accompanying consolidated statements of operations for the years ended December 31, 2000 and 1999 are shipping and handling fees of $841,000 and $844,000, respectively.
                                       The Company expenses advertising costs
                                       as incurred. Advertising costs incurred
                                       amounted to $843,000 and $1,215,000 for
                                       the years ended December 31, 2000 and
                                       1999, respectively.

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

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                       In the event the expected future net
                                       cash flows would become less than the
                                       carrying amount of the assets,

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                       an impairment loss would be recorded in
                                       the period such determination is made
                                       based on the fair value of the related
                                       businesses.

RECENT ACCOUNTING
PRONOUNCEMENTS                         In June 1999, the Financial Accounting
                                       Standard Board issued SFAS No. 133,
                                       Accounting for Derivative Instruments
                                       and Hedging Activities. SFAS No. 133, as amended by SFAS 137, requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

                                       Historically, the Company has not
                                       entered into derivatives contracts
                                       either to hedge existing risks or for
                                       speculative purposes. Accordingly, the
                                       adoption of SFAS 133 on January 1, 2001
                                       will not have a material impact on the
                                       Company's earnings or financial
                                       position.

                                       In December 1999, the Securities and
                                       Exchange Commission issued Staff
                                       Accounting Bulletin 101, "Revenue
                                       Recognition in Financial Statements"
                                       ("SAB 101"). SAB 101 provides guidance
                                       on the recognition, presentation and
                                       disclosure of revenues in financial
                                       statements and requires adoption no
                                       later than the fourth fiscal quarter of
                                       fiscal years after December 15, 1999.
                                       The Company implemented SAB 101
                                       effective January 1, 2000 and its
                                       adoption did not have a material impact
                                       on the Company's earnings or financial
                                       position.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                       In September 2000, the FASB issued SFAS
                                       No. 140, "Accounting for Transfers and
                                       Servicing of Financial Assets and
                                       Extinguishment of Liabilities." SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 replaces SFAS No. 125 and is effective for transfers and servicing of financial assets and recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 effective January 1, 2001 will not materially impact the Company's earnings or financial position.

                                       In March 2000, the FASB issued FASB
                                       Interpretation No. 44, Accounting for
                                       Certain Transactions Involving Stock
                                       Compensation. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 was effective July 1, 2000, with certain provisions that were effective retroactively to December 15, 1998 and January 15, 2000. The adoption of Interpretation 44 did not have an impact on the Company's consolidated financial statements.

RECLASSIFICATIONS                      Certain 1999 amounts have been
                                       reclassified to conform with the 2000
                                       presentation.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ACQUISITIONS                        In May 2000, the Company completed the
                                       acquisition of the outstanding shares of common stock of Lanse AS, a Norway distributor of networking hardware, for a purchase price of $890,095 in cash
                                       (including acquisition costs) and 294,170 shares of the Company's common stock
                                       (valued at $597,000). The excess cost of $1,487,000 over the fair value of the assets acquired ($1,038,000) and the liabilities assumed ($551,000) amounted to approximately $1.0 million. This amount is being amortized over fifteen years.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       In March 1999, the Company completed the acquisition of the assets of
                                       Communications Components Company, Inc.
                                       ("CCCI"), a manufacturer of network
                                       connectivity products and systems. The
                                       purchase price of $800,000 excluding
                                       acquisition costs of approximately
                                       $18,000 and the assumption of $341,000
                                       accounts payable and accrued expenses,
                                       was payable $350,000 in cash at closing, 86,206 shares of common stock of the Company (valued at $150,000, or $1.74 per share) and $300,000 payable with interest at 8% in annual installments over three years. In connection with the acquisition of CCCI, the Company recorded excess cost over net assets acquired of approximately $391,000, which is being amortized over 15 years.

                                       These acquisitions were each accounted
                                       for under the purchase method, whereby
                                       the purchase prices were allocated to
                                       the underlying assets and liabilities
                                       based upon their estimated fair values.
                                       The accompanying consolidated statements of operations include the results of the businesses acquired from their respective dates of acquisition.

                                       The following unaudited pro forma
                                       information presents the results of
                                       operations of the Company as if the
                                       acquisitions had occurred on January 1,
                                       1999:


                                       YEAR ENDED DECEMBER 31,                   2000            1999
                                                                             ------------    ------------
                                       Net sales                             $ 31,500,000    $ 29,900,000
                                       Net income                                 472,000         375,000
                                       Net income per                        $        .13    $        .11
                                                common share
                                       Net income per common                 $        .12    $        .09
                                                share - assuming dilution

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. PROPERTY AND EQUIPMENT              Property and equipment consist of the
                                       following:


                                       DECEMBER 31                                            2000
                                                                                           ----------
                                       Leasehold improvements                              $  361,284
                                       Capital leases                                           6,966
                                       Office equipment                                       242,985
                                       Machinery and equipment                                250,024
                                       Furniture and fixtures                                 458,980
                                       Vehicles                                               103,161
                                                                                           ----------
                                                                                            1,423,400
                                       Less: accumulated depreciation and amortization        913,254
                                                                                           ----------
                                                                                           $  510,146
                                                                                           ----------

3. BORROWINGS                          Borrowings at December 31, 2000 are
                                       comprised of the following:

                                       Prime + .5% (10% at December 31, 2000) line
                                       of credit with a financial institution in
                                       the amount of $3,500,000, due September 2001
                                       collateralized by all U.S. assets; guaranteed
                                       by the Company's principal shareholders                           $2,680,000
                                       ----------------------------------------------------------------------------
                                       9.5% capital lease, payable $3,346 monthly through April 2003     $   81,945

                                       Note payable to former shareholder of CCCI, interest
                                         at 8% a year, due April 2002                                       142,221
                                                                                                         ----------
                                                                                                            224,166
                                       Less current portion                                                (105,236)
                                                                                                         ----------
                                                                                                         $  118,930
                                                                                                         ----------

                                       At December 31, 2000, scheduled
                                       maturities of long-term debt, are:

                               2001                                   $  138,813
                               2002                                       73,906
                               2003                                       11,447
                                                                      ----------
                                                                      $  224,166
                                                                      ==========

                                       The line of credit agreement requires
                                       the Company to comply with certain
                                       covenants including limitations on
                                       further borrowings and dividend
                                       payments. At December 31, 2000, the
                                       Company was in compliance with the
                                       covenants. In March 2001, the line of
                                       credit facility was increased to
                                       $4,000,000.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. FOREIGN OPERATIONS                 The Company's operations, consisting of
                                      network and connectivity products, are
                                      handled by each of its subsidiaries
                                      operating in their respective countries.
                                      Accordingly, management has chosen to
                                      organize its segments on a geographic
                                      basis, whereby sales and related data is attributed to the AESP entity that generates such revenues. Segment information is presented below for each significant geographic region.

                                            UNITED          WESTERN         EASTERN
                                            STATES           EUROPE          EUROPE       ELIMINATION         TOTAL
                                         ------------     ------------    ------------    ------------     ------------
Year ended December 31, 2000:
   Sales to unaffiliated customers       $ 17,396,419     $ 11,335,092    $  1,499,813    $         --     $ 30,231,324
   Transfers between geographic areas       4,848,782               --              --      (4,848,782)              --
                                         ------------------------------------------------------------------------------
   Total                                 $ 22,245,201       11,335,092    $  1,499,813    $ (4,848,782)      30,231,324
                                         ------------------------------------------------------------------------------
   Operating income                           121,994          780,123          28,485         114,890        1,045,492
   Income (loss) before income taxes          (46,730)         788,052          24,948         114,890          881,160
   Identifiable assets                      9,826,013        6,853,375         780,287      (2,033,867)      15,425,808

Year ended December 31, 1999:
   Sales to unaffiliated customers       $ 14,895,055     $ 10,255,537    $  1,315,679    $         --     $ 26,466,271
   Transfers between geographic areas       4,574,920               --              --      (4,574,920)              --
                                         ------------------------------------------------------------------------------
   Total                                 $ 19,469,975       10,255,537    $  1,315,679    $ (4,574,920)      26,466,271
                                         ------------------------------------------------------------------------------
   Operating income (loss)                   (100,149)         949,255         132,822         (82,582)         899,346
   Income (loss) before income taxes         (327,719)       1,090,513         144,224        (270,738)         636,280
   Identifiable assets                      9,418,737        4,683,933         295,507      (1,910,011)      12,488,166

                                       Identifiable assets are those assets,
                                       that are identified with the operations
                                       based in each geographic area. Foreign
                                       sales, including those of AESP, for the
                                       years ended December 31, 2000 and 1999
                                       approximated 54% and 56%, respectively,
                                       of consolidated revenues.

                                       The Company has one supplier located in
                                       China which supplied approximately 14%
                                       of 2000 purchases and 11% of 1999
                                       purchases. No other supplier accounted
                                       for more than 10% of purchases in 2000
                                       and 1999.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       Sales to the exclusive distributor in
                                       Russia, AESP-Russia, amounted to 9.4% of net sales for 1999 and 11.5% of net sales for 2000. These sales were made on a prepaid basis.

                                       Additionally, in 1998 the Company
                                       wrote-off approximately $659,000 in
                                       specific inventory which is used
                                       predominately by the Russian
                                       distributor. In 1999, a substantial
                                       amount of this inventory was sold at
                                       prices which in management's estimate
                                       were, in the aggregate, less than
                                       original cost.

5. RELATED PARTY
   TRANSACTIONS                        Due from related parties at December 31,
                                       2000 comprises a note receivable from an employee of the Company's Norwegian subsidiary, due December 31, 2004 with interest at 5% a year.

6. FINANCIAL INSTRUMENTS               The carrying amounts of financial
                                       instruments including accounts
                                       receivable, accounts payable and debt
                                       approximated fair value due to the
                                       relatively short maturity of each, and
                                       the variable interest rate based on the
                                       Prime rate for most of the debt.

7. COMMITMENTS                         The Company has entered into employment
                                       agreements, expiring in 2002, with its
                                       two principal shareholders which
                                       include minimum annual compensation of
                                       $150,000 plus performance bonuses. The
                                       agreements provide for annual increases, as defined. In the event of a change in control of the Company (as defined) the shareholders may terminate their employment with the Company for a lump sum payment of $750,000 to each. In addition, the Company provides them with an automobile allowance.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       The Company rents office space and
                                       warehouse under non-cancelable leases.
                                       The minimum future rental commitment for leases in effect at December 31, 2000, including leases to related parties, approximates the following:


                               Years Ending December 31

                               2001                                     $523,000
                               2002                                      401,000
                               2003                                      365,000
                               2004                                      339,000
                               2005                                      339,000
                               Thereafter                                670,000
                                                                      ----------
                                                                      $2,637,000
                                                                      ==========

                                       The Company leases, under a lease
                                       expiring in 2001, office and warehouse
                                       space from an entity owned by the
                                       principal shareholders of the Company at $3,600 per month. The mortgage on the property has been guaranteed by the Company. The balance outstanding on the mortgage at December 31, 2000 was approximately $188,781.

                                       Rent expense in 2000 and 1999 aggregated approximately $405,000 and $295,000, respectively, including $43,200 in each
                                       year to related parties.

8. DEFERRED
   COMPENSATION PLAN                   The Company has a defined contribution
                                       plan for its U.S. employees established
                                       pursuant to Section 401(k) of the
                                       Internal Revenue Code. Employees
                                       contribute to the plan a percentage of
                                       their salaries, subject to

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       certain dollar limitations and the
                                       Company matches a portion of the
                                       employees' contributions. The Company's
                                       contributions to the plan for the years
                                       ended December 31, 2000 and 1999
                                       aggregated $32,039 and $16,952,
                                       respectively.

9. INCOME TAXES                        The following are the components of
                                       income tax expense (benefit):


                                       YEAR ENDED DECEMBER 31      2000          1999
                                                                 ---------     ---------
                                       Current:
                                                Federal          $      --     $      --
                                                State                   --            --
                                                Foreign            168,737       320,972
                                                                 ---------     ---------
                                                                   168,737       320,972
                                                                 =========     =========
                                       Deferred
                                                Federal                 --            --
                                                State                   --        (1,104)
                                                Foreign                915       (71,065)
                                                                 ---------     ---------
                                                                       915       (72,169)
                                                                 ---------     ---------
                                                                 $ 169,652     $ 248,803
                                                                 =========     =========

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

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       The reconciliation of income tax
                                       computed at the United States federal
                                       statutory tax rate of 34% to income tax
                                       expense (benefit) is as follows:


                                       YEAR ENDED DECEMBER 31                                  2000         1999
                                                                                            ---------    ---------
                                       Tax (benefit) at the United States statutory rate    $ 299,594    $ 216,335
                                       State income tax (benefit) net of federal benefit           --         (729)
                                       Differences in effective income tax rates of other    (145,831)    (169,903)
                                       countries
                                       Other permanent differences, net                        27,779       15,927
                                       Valuation allowance adjustment                         (11,890)     183,864
                                       Other                                                       --        3,309
                                                                                            ---------    ---------
                                       Total                                                $ 169,652    $ 248,803
                                                                                            =========    =========

The provision for foreign income taxes relates to Norway, Sweden, Germany and Ukraine. The statutory tax rates in Norway, Sweden, Germany and Ukraine for 2000 and 1999 range from 45% to 28%.

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 are as follows:

                                       Deferred Tax Assets
                                                Allowance for doubtful accounts            $    29,303
                                                Inventory                                       58,078
                                                Net operating loss carryforwards             1,401,850
                                                Depreciation                                    69,064
                                                Intangible assets                               93,077
                                                Foreign tax assets                              21,465
                                                Compensation related to options granted
                                                         for services                          161,809
                                                                                           -----------
                                                                                             1,833,646
                                       Valuation allowance                                  (1,813,181)
                                                                                           -----------
                                       Total deferred tax asset, net                            21,465
                                                                                           ===========

                                       Realization of substantially all of the
                                       Company's deferred tax asset at December
                                       31, 2000 is not

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       considered to be more likely than not and accordingly a $1,813,181 valuation allowance has been provided.

10. COMMON STOCK                       In connection with its initial public
                                       offering in 1997, the Company sold an
                                       aggregate of 920,000 redeemable common
                                       stock purchase warrants of the Company
                                       at $.125 per warrant. The warrants,
                                       which expire in February 2002, provide
                                       for the holders of such warrants to
                                       purchase shares of common stock of the
                                       Company at $6.90 a share. In addition,
                                       the Company issued options, to each of
                                       its two principal shareholders, to
                                       purchase 180,250 shares of common stock
                                       at the initial public offering price of
                                       $6.00 per share (subsequently repriced
                                       in 1998 to $1.50 a share); such options
                                       shall vest seven years after the date of grant, with provision for earlier vesting based upon future earnings per share, net income or trading prices of the Company's common stock (all as defined).

11. EARNINGS PER SHARE                 The following reconciles the components
                                       of the earnings per share (EPS)
                                       computation:


FOR THE YEARS ENDED DECEMBER 31,                 2000                                 1999
                                  ---------------------------------    -----------------------------------
                                   Income        Shares    Per-Share    Income       Shares      Per-Share
                                 (Numerator) (Denominator)  Amount    (Numerator) (Denomination)  Amount
                                  ---------    ---------    -------    ---------    ---------    ---------
Earnings per common share
    Net income                    $ 711,508    3,527,925    $   .20    $ 387,477    3,173,699    $     .12
Effect of Dilutive Securities:
    Stock options                        --      445,350                      --      853,099
                                  ---------    ---------    -------    ---------    ---------    ---------
Net income available to common
shareholders plus assumed
conversions                       $ 711,508    3,973,275    $   .18    $ 387,477    4,026,798    $     .10
                                  ---------    ---------    -------    ---------    ---------    ---------

                                       Options to purchase 10,000 shares of
                                       common stock at $3.69 per share,
                                       respectively, were outstanding during
                                       2000, but not included in the
                                       computation of diluted EPS as the
                                       options were anti-dilutive. Options to
                                       purchase 90,000 shares of common stock
                                       at $3.69 per share,

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       respectively, were outstanding during
                                       1999, but not included in the
                                       computation of diluted EPS as the
                                       options were anti-dilutive.


12. STOCK OPTIONS                      At December 31, 2000, the Company has a
                                       fixed stock option plan and non-plan
                                       options which are described below. The
                                       Company applies APB Opinion 25,
                                       Accounting for Stock Issued to
                                       Employees, and related interpretations
                                       in accounting for employee stock
                                       options. Under APB Opinion 25, because
                                       the exercise price of the Company's
                                       employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                       In 1999, 80,200 and 13,600 options were
                                       issued to employees. These options vest
                                       one-third upon the date of grant and
                                       one-third each upon the next two
                                       anniversaries of the date of grant,
                                       which options were exercisable at $1.63
                                       and $2.13, respectively, per share. The
                                       fair value of the foregoing options to
                                       consultants and directors was determined based on the Black-Scholes method. In 2000, 102,000, 2,400 and 18,500 options were issued to employees. These options
                                       vest one-third upon the date of grant
                                       and one-third each upon the next two
                                       anniversaries of the date of grant,
                                       which options were exercisable at $1.75, $2.00, and $1.47 respectively, per share. Further, during 1999, the two principal shareholders received an aggregate of 50,000 options at an exercise price of $2.13 per share vesting immediately with a term of ten years.

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       During 1999, the Company granted options to purchase 75,000 shares and 6,250 shares of its common stock at an exercise price of $1.63 and $2.13, respectively, per share to its directors vesting immediately with a term of ten years.

                                       During 2000, the Company granted options to purchase 90,000 shares of its common stock at an exercise price of $1.75 per share to its directors, vesting immediately with a term of ten years. Further during 2000, the two principal shareholders received an aggregate of 150,000 and 200,000 options at an exercise price of $1.75 and $1.08 per share, respectively, vesting immediately with a term of ten years.

                                       FASB Statement 123, "Accounting for
                                       Stock-based Compensation," requires the
                                       Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000; no dividend yield percent; expected volatility of 75.0%; weighted average risk-free interest rates of approximately 6.0%; and expected lives from 5 to 9 years. The following assumptions are used for grants in 1999: no dividend yield percent; expected volatility of 54.2%; weighted average risk-free interest rates of approximately 6.5%, and expected lives from 5 to 9 years.

                                       Under the accounting provisions of FASB
                                       Statement 123, the Company's pro forma
                                       net income and earnings per share would
                                       have been as follows:

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                       YEAR ENDED DECEMBER 31,                              2000           1999
                                                                                        -----------    -----------
                                       Net income (loss)
                                                As reported                             $   711,508    $   387,477
                                                Pro forma                                   126,739       (102,523)
                                                                                        -----------    -----------
                                       Net income (loss) per common share
                                                As reported                             $       .20    $       .12
                                                Pro forma                                       .04           (.03)
                                                                                        -----------    -----------
                                       Net income (loss) per common share - diluted:
                                                As reported                             $       .18    $       .10
                                                Pro forma                                       .03           (.03)
                                                                                        -----------    -----------

                                       A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 2000 and 1999, and changes during the years then ended is presented below:


                                                                             DECEMBER 31, 2000         DECEMBER 31, 1999
                                                                           ----------------------    ----------------------
                                                                                         WEIGHTED                  WEIGHTED
                                                                                          AVERAGE                   AVERAGE
                                                                                         EXERCISE                  EXERCISE
                                                                             SHARES        PRICE       SHARES        PRICE
                                                                           ----------     -------    ----------     -------
                                       Outstanding at beginning of year     1,295,050     $  1.72     1,154,600     $  1.71
                                       Granted                                562,900        1.50       225,050        1.78
                                       Exercised                             (153,300)       2.65       (66,000)       1.54
                                       Forfeited                              (10,000)       1.86       (18,600)       1.61
                                                                           ----------     -------    ----------     -------
                                       Outstanding at end of year           1,694,650     $  1.57     1,295,050     $  1.72
                                                                           ----------     -------    ----------     -------
                                       Options exercisable at year-end        637,553     $  1.69       833,716     $  1.84
                                       Weighted average fair value of
                                       Options granted during the year                    $  1.50                   $  1.26
                                                                           ----------     -------    ----------     -------

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       The following table summarizes
                                       information about fixed stock options
                                       and non-plan options outstanding at
                                       December 31, 2000:

                                Weighted-Average
                     Number        Remaining                              Number
   Range of       Outstanding     Contractual       Weighted-Average    Exercisable    Weighted-Average
Exercise Price    at 12/31/00        Life            Exercise Price     at 12/31/00     Exercise Price
- --------------    -----------   ----------------    ----------------    -----------    ----------------
  1.50-3.69        1,684,650         7.44                 1.56            637,553            1.69

13. SUBSEQUENT EVENTS                  In January 2001, the Company sold its
                                       Ukrainian subsidiary to the business'
                                       general manager for its approximate book value of $490,000 under a promissory note, bearing interest at 5% per annum, payable over the next five years. Until the promissory note is satisfied, the Company will defer recognition of the sale, retain title to the business assets and will be the sole supplier.

                                  EXHIBIT INDEX

   EXHIBIT                           DESCRIPTION
   -------                           -----------
    10.17 Amendment to Loan Agreement between the Company and Commercebank, N.A. dated March 16, 2001.

    21            List of Subsidiaries

    23            Consent of BDO Seidman, LLP