Form 10-Q
period 2001-03-31
ADVANCED ELECTRONIC SUPPORT PRODUCTS INC
filed 2001-05-15
CIK 1026744

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

                         Commission File No. 001-12739

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

           FLORIDA                                              59-2327381
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

                         1810 N.E. 144TH STREET
                         NORTH MIAMI, FLORIDA                      33181
               ----------------------------------------          ----------
               (Address of Principal Executive Offices)          (Zip Code)

       Registrant's Telephone Number, Including Area Code: (305) 944-7710

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         The number of shares outstanding of the registrant's Common Stock, as of May 14, 2001, is 3,681,391 shares.

                      Advanced Electronic Support Products
                                and Subsidiaries

                                      INDEX

                          Part I. Financial Information

                                                                                                                Page
                                                                                                                ----
Item 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets at December 31, 2000 and
           March 31, 2001 (unaudited).............................................................................3

           Condensed Consolidated Statements of Income for the three months ended March 31, 2001 and 2000 (unaudited)..............................................................4

           Condensed Consolidated Statement of Shareholders' Equity for the
           three months ended March 31, 2001 (unaudited)..........................................................5

           Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 (unaudited)..............................................................6

           Notes to Condensed Consolidated Financial Statements (unaudited).......................................7

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................................10

Item 3.    QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT
            MARKET RISK..........................................................................................13

                           Part II. Other Information

Item 1.    LEGAL PROCEEDINGS.....................................................................................14

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................................14

Item 3.    DEFAULTS UPON SENIOR SECURITIES.......................................................................14

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.....................................................14

Item 5.    OTHER INFORMATION.....................................................................................14

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K......................................................................14

                      Advanced Electronic Support Products
                                and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                                             March 31, 2001       December 31, 2000
                                                                              (unaudited)
----------------------------------------------------------------------------------------------------------------
Assets
Current Assets
   Cash.......................................................                  $ 888,949             $1,769,371
   Accounts receivable, net of allowance for doubtful accounts
   of $63,400 at March 31, 2001 and $125,000 at December 31, 2000               4,359,855              3,298,795
   Inventories................................................                  6,495,338              7,411,058
   Income tax receivable......................................                     98,989                 63,183
   Due from related parties...................................                     26,956                 36,833
   Prepaid expenses and other current assets..................                    143,889                264,001
----------------------------------------------------------------------------------------------------------------
Total current assets..........................................                 12,013,976             12,843,241
Property and equipment, net...................................                    432,013                510,146
Intangible assets.............................................                  1,806,068              1,915,519
Deferred tax asset............................................                     19,532                 20,465
Assets of business transferred under contractual arrangement                      771,907                     --
Other assets..................................................                     99,154                136,437
----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS..................................................               $ 15,142,650           $ 15,425,808
================================================================================================================

Liabilities and Shareholders' Equity
Current Liabilities
   Notes payable..............................................                 $2,947,000             $2,680,000
   Accounts payable...........................................                  3,217,763              3,646,847
   Accrued expenses...........................................                  1,008,744              1,113,954
   Income taxes payable.......................................                     16,500                148,946
   Customer deposits and other................................                    253,767                188,710
   Other current liabilities..................................                    107,353                105,236
----------------------------------------------------------------------------------------------------------------
Total current liabilities.....................................                  7,551,127              7,883,693
Long term liabilities.........................................                     76,058                118,930
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES.............................................                  7,627,185              8,002,623
----------------------------------------------------------------------------------------------------------------
Shareholders' Equity
   Preferred stock, $.001 par value; 1,000,000 shares
   authorized; none issued....................................                         --                     --
   Common stock, $.001 par value; 20,000,000 shares authorized;
   issued: 3,681,391 shares at March 31, 2001 and December 31,
   2000.......................................................                      3,681                  3,681
   Paid-in capital............................................                 10,655,235             10,655,235
   (Deficit)..................................................                (2,448,097)            (2,470,414)
   Accumulated other comprehensive loss.......................                  (695,354)              (765,317)
----------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY....................................                  7,515,465              7,423,185
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 15,142,650           $ 15,425,808
================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

                      Advanced Electronic Support Products
                                and Subsidiaries

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                              Three months ended
                                                                   March 31,
                                                         ---------------------------
                                                            2001              2000
------------------------------------------------------------------------------------
Net sales....................................            $8,210,929       $6,698,759

Operating expenses
   Cost of sales.............................             5,645,308        3,986,747
   Selling, general and
     administrative expenses.................             2,439,642        2,321,650
------------------------------------------------------------------------------------
Total operating expenses.....................             8,084,950        6,308,397
------------------------------------------------------------------------------------

Income from operations.......................               125,979          390,362
Other income (expense):
   Interest, net.............................               (87,350)         (53,313)
   Other.....................................               (12,042)          45,961
------------------------------------------------------------------------------------

Income before income taxes...................                26,587          383,010
Provision for income taxes...................                 4,270          135,617
------------------------------------------------------------------------------------

Net income...................................              $ 22,317         $247,393
------------------------------------------------------------------------------------

Net income per common share..................                 $0.01            $0.08
Net income per common share assuming dilution                 $0.01            $0.06
------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements

                      Advanced Electronic Support Products
                                and Subsidiaries

            Condensed Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                                            Accumulated
                                                                               Other                             Total
                                   Common       Paid-In                    Comprehensive    Comprehensive    Stockholders'
                                    Stock       Capital       Deficit      Income (Loss)    Income (Loss)       Equity
                                   ---------------------------------------------------------------------------------------
Balance at January 1, 2001           $3,681    $10,655,235  $ (2,470,414)     $ (765,317)               --      $7,423,185

Net income                               --             --        22,317              --            22,317          22,317

Sale of Ukrainian subsidiary             --             --            --         281,907                --         281,907

Cumulative  foreign  currency
  translation adjustment                 --             --            --        (211,944)         (211,944)       (211,944)
                                                                                                 ---------
                                                                                                $ (189,627)
                                   ---------------------------------------------------------------------------------------
Balance at March 31, 2001            $3,681    $10,655,235   $(2,448,097)     $ (695,354)                      $ 7,515,465
                                   =======================================================================================

         See accompanying notes to condensed financial statements.

                      Advanced Electronic Support Products
                                and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (UNAUDITED)
                                    (NOTE 2)

                                                                         Three months ended March 31,
                                                                               2001           2000
-----------------------------------------------------------------------------------------------------
Operating Activities:
   Net income                                                              $    22,317    $   247,393
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Provision, net of losses on accounts receivable                                 899        100,373
   Depreciation and amortization                                                53,843         57,504
   Amortization of goodwill                                                     53,682         34,184
   (Increase) decrease, net of acquired business, in:
       Accounts receivable                                                    (936,784)      (454,952)
       Inventories                                                             350,534       (292,091)
       Income tax receivable                                                   (10,566)        (1,386)
       Prepaid expenses and other current assets                                38,141       (116,810)
       Deferred tax assets                                                      47,689         (2,244)
       Other assets                                                             (4,132)            20

   Increase (decrease), net of acquired business, in:
       Accounts payable and accrued expenses                                  (579,995)     1,048,807
       Income taxes payables                                                     9,446        (57,592)
       Other liabilities                                                       (20,956)       (51,533)
       Deferred tax liability                                                    1,707           --
-----------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                           (974,175)       511,673
-----------------------------------------------------------------------------------------------------
Investing Activities:
   Additions to property and equipment                                         (63,341)        (1,294)
   Collection of loans due from related parties                                  8,176        206,977
-----------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                            (55,165)       205,683
-----------------------------------------------------------------------------------------------------
Financing Activities:
   Net proceeds (payments) on borrowings                                       229,417       (292,200)
   Proceeds from sale of stocks and warrants, net                                 --          335,700
-----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      229,417         43,500
-----------------------------------------------------------------------------------------------------
Net (decrease) increase in cash                                               (799,923)       760,856
Effect of exchange rate changes on cash                                        (80,499)       (35,248)
Cash, at beginning of period                                                 1,769,371      1,601,770
-----------------------------------------------------------------------------------------------------
Cash, at end of period                                                     $   888,949    $ 2,327,378
=====================================================================================================
Supplemental information:
   Cash paid for:
   Interest                                                                $    87,350    $    62,134
   Taxes                                                                   $   136,716    $   189,578
Non-cash transactions:
   Note in exchange for sale of business                                   $   771,907           --

     See accompanying notes to condensed consolidated financial statements.

                      Advanced Electronic Support Products
                                and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation              The accompanying unaudited condensed
                                        consolidated financial statements have
                                        been prepared in accordance with
                                        generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.
                                        Accordingly, they do not include all of
                                        the information and footnotes required
                                        by generally accepted accounting
                                        principles for complete financial
                                        statements. In the opinion of
                                        management, all adjustments (consisting
                                        of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The condensed consolidated balance sheet information as of December 31, 2000 was derived from the audited consolidated financial statements included in the
                                        Company's Form 10-KSB for the year
                                        ending December 31, 2000 (the "Form
                                        10-KSB"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-KSB.

2. Long-term Debt                       The line of credit agreement requires
                                        the Company to comply with certain
                                        covenants including limitations on
                                        further borrowings and dividend
                                        payments. As of March 31, 2001, the
                                        Company was in compliance with all of
                                        the aforementioned covenants.

3. Acquisitions and Divestitures        In January 2001, the Company sold the
                                        stock of its wholly owned Ukrainian
                                        subsidiary for the approximate book
                                        value of $772,000 in exchange for a ten
                                        year note bearing interest at eight (8%) per annum. Until the note is satisfied, the subsidiary is required to purchase all goods from the Company. The agreement stipulates that if there is a default on the note, the Company has a right to resume ownership over the Ukrainian company.

                                        In May 2000, the Company completed the
                                        acquisition of Lanse AS, a Norway
                                        distributor of networking hardware, for
                                        a purchase price of $890,095 in cash
                                        (including expenses) and 294,170 shares
                                        of the Company's common stock (valued at $597,000). This acquisition was accounted for under the purchase method, whereby the purchase price was allocated to the underlying assets and liabilities based on their estimated fair values. The excess cost over net assets acquired amounted to approximately $1.0 million and is being amortized over fifteen years.

                      Advanced Electronic Support Products
                                and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                        The following unaudited pro forma
                                        information presents the results of
                                        operations of the Company and its
                                        subsidiaries as if the Lanse acquisition had occurred on January 1, 2000:

                                              Three Months Ended March 31,                          2001             2000
                                        ------------------------------------------------------------------------------------
                                        Net sales                                                $8,210,929       $7,503,756
                                        Net income                                                   26,587          465,740
                                        Net income per common share                                    0.01             0.13
                                        Net income per common shares - assuming dilution               0.01             0.11

4. Earnings Per Share                   The following reconciles the components
                                        of the earnings per share (EPS)
                                        computation:

For the three months ended March 31,

                                              2001                                                   2000
                          Income             Shares           Per-Share         Income              Shares           Per-Share
                       (Numerator)        (Denominator)         Amount        (Numerator)       (Denominator)         Amount
------------------------------------------------------------------------------------------------------------------------------
Earnings per
common share:
Net income
available to
common shares                $22,317           3,681,921           $0.01          $247,393           3,264,097            $0.08

Effect of
dilutive
Securities:
Exercisable
options to
purchase shares
of common stock                                  407,126                                               624,295

Net income
available to
common
shareholders
plus assumed
conversions                  $22,317           4,089,047           $0.01          $247,393           3,888,392            $0.06

                      Advanced Electronic Support Products
                                and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                        Options to purchase 20,000 shares and
                                        91,850 shares of common stock at $3.69
                                        and $2.13 per share, respectively, were
                                        outstanding during 2001, but were not
                                        included in the computation of diluted
                                        EPS as the options' exercise price were
                                        greater than the average market price of the common shares. The options, which expire in years 2007 and 2009, were outstanding at March 31, 2001.

                                        Options to purchase 20,000 shares of
                                        common stock at $3.69 per share were
                                        outstanding during 2000, but were not
                                        included in the computation of diluted
                                        EPS as the options' exercise price were
                                        greater than the average market price of the common shares. The options, which expire in 2007, were outstanding at March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THE FOLLOWING:
COMPETITION FROM OTHER MANUFACTURERS AND DISTRIBUTORS OF CONNECTIVITY AND NETWORKING PRODUCTS BOTH NATIONALLY AND INTERNATIONALLY; THE BALANCE OF THE MIX BETWEEN ORIGINAL EQUIPMENT MANUFACTURER SALES (WHICH HAVE COMPARATIVELY LOWER GROSS PROFIT MARGINS WITH LOWER EXPENSES) AND NETWORKING AND INTERNATIONAL SALES (WHICH HAVE COMPARATIVELY HIGHER GROSS PROFIT MARGINS WITH HIGHER EXPENSES) FROM PERIOD TO PERIOD; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING AND ASSEMBLY OF PRODUCTS AND THE ABSENCE OF SUPPLY AGREEMENTS; AND THE AVAILABILITY OF WORKING CAPITAL TO SUPPORT BOTH CURRENT REQUIREMENTS AND FUTURE GROWTH. THESE AND ADDITIONAL FACTORS ARE DISCUSSED HEREIN AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2000 (THE "FORM 10-KSB"). THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN AND THEREIN INVOLVE AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING), ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" IN THE FORM 10-KSB.

Results of Operations

         For the three months ended March 31, 2001, the Company achieved net sales of $8.2 million, an increase of $1.5 million or 22.6% over net sales of $6.7 million for the three months ended March 31, 2000.

         Contributing to the overall increase was Lanse's sales of $873,000 (Lanse was acquired in May 2000) and an increase in sales to the Company's Eastern European distributors from period to period, of $891,000 or 162.3% offset by a $227,000 or 18.5% reduction in OEM sales from period to period due to a slowdown in the U.S. manufacturing sector. Domestic networking sales increased by 9.7% to $1.9 million for the first three months of 2001, from $1.7 million for the first three months of 2000.

         International sales increased 42% to $5.2 million for the three months ended March 31, 2001, compared to $3.6 million for the three months ended March 31, 2000. The increase in international sales was due to the previously mentioned inclusion of Lanse's sales in the results and the increased sales to European distributors offset by reduced sales by the Company's non-U.S. subsidiaries in U.S. dollars resulting from a decline in the value of European currencies compared to the U.S. dollar from period to period. Since the Company's international subsidiaries' sales are converted into U.S. dollars for consolidated financial reporting purposes, their sales have been adversely impacted by the strengthening U.S. dollar from period to period. Sales in local currency at each of the Company's subsidiaries actually increased from period to period.

         The Company's gross profit margin was 31.2% for the three months ended March 31 2001, compared to 40.5% for the three months ended March 31, 2000. The primary reasons for the decline were one-time inventory write downs during the 2001 first quarter approximating $200,000, the impact on Company wide gross margins of lower margins in Lanse's operations (Lanse's gross margins generally range from 25-30%), and increased competitive pressures in the marketplace.

         SG&A expenses increased by approximately $118,000, or 5.1%, to $2.4 million for the three months ended March 31, 2001, from $2.3 million for the three months ended March 31, 2000. SG&A expenses as a percentage of sales for the three months ended March 31, 2001 were 29.7% compared to 34.7% for the three months ended March, 2001. This decrease in SG&A expenses as a percentage of sales reflect continued efforts on the part of the Company to control its costs and expenses, and the impact of economies of scale.

         As a result of the aforementioned factors, income from operations for the three months ended March 31, 2001 was $126,000, a decrease of 67.7% over income from operations of $390,000 for the three months ended March 31, 2000.

         Interest expense for the three months ended March 31, 2001 increased 63.8% to $87,000 compared to $53,000 for the three months ended March 31, 2000, due to increased borrowings.

         Other income for the 2001 three month period was primarily negatively affected by substantial changes in currency exchange rates at March 2001 compared to exchange rates at March 2000.

         The effective tax rate was lower for the three months ending March 31, 2001 compared to the 2000 period as a result of the Company's utilization of U.S. net operating loss carryforwards and carrybacks. The Company's ability to take advantage of its U.S. net operating loss carryforwards and carrybacks in future periods will depend on the amount of the Company's U.S. sourced income derived in such future periods.

         As a result of the foregoing factors, the Company had net income of $22,000 for the three months ended March 31, 2001, a decrease of 91% over net income of $247,000 for the three months ended March 31, 2000.

         Basic earnings per share were $.01 for the three months ended March 31, 2001, compared to basic earnings per share of $.08 for the three months ended March 31, 2000. Diluted earnings per share were $.01 for the first three months of 2001, compared to diluted earnings per share of $.06 for the first three months of 2000.

Liquidity & Capital Resources

         Historically, the Company has financed its operations primarily with cash flow from operations and with borrowings under its available credit facility.

         At March 31, 2001, the Company's working capital was $4.5 million, a decrease of 10% over working capital of $5.0 million as of December 31, 2000. The principal causes of the decrease were decreases of approximately $916,000 in inventories (12.4%), approximately $880,000 (49.8%) in cash and an approximately $267,000 increase in borrowings (10.0%), offset in part by approximately $1.1 million (32.2%) increase in accounts receivable and approximately $429,000 decrease in accounts payable and accrued expenses (11.8%). At March 31, 2001, cash had decreased approximately $880,000 (including the $80,000 decrease as a result of exhange rate changes), or 49.8%, as the Company's net income was applied to the aforementioned increases in accounts receivables offset by decreases in inventory and accounts payable. The reduction in the allowance for doubtful accounts from December 31, 2000 to March 31, 2001 reflects a write-down of certain receivables which were previously part of the allowance.

         For the three months ended March 31, 2001, $974,000 of cash was used in operations. Net income of approximately $22,000 was applied to the aforementioned increase in accounts receivables offset by decreases in inventories and accounts payable. Net cash used in investing activities was $55,000, due to an increase in property and equipment. Cash of $229,000 was generated in financing through increased borrowings. As a result of the foregoing, the Company's cash position decreased $800,000 between December 31, 2000 and March 31, 2001. That decrease, combined with a decrease of $80,000 attributable to the effects of exchange rate changes on cash, produced an overall decrease in cash of $880,000.

         In September 2000, the Company obtained a renewal of a $3.5 million line of credit from a financial institution. The line of credit was further increased to $4.0 million in March 2001. Borrowings available under the line of credit, which matures on September 23, 2001, bear interest at the rate of prime plus one-half (0.5) percent. Borrowings under the line of credit are based on specific percentages of the Company's receivables and inventories. The line of credit is secured by a lien on the Company's U.S. assets, including its accounts receivable and inventories. The line of credit is also guaranteed by the Company's principal shareholders, who have pledged the shares of the Company's common stock which they own to secure their respective guarantees. Under the terms of the loan agreement, the Company is required to comply with certain affirmative and negative covenants and to maintain certain financial benchmarks and ratios during future periods. As of March 31, 2001, the Company was in compliance with all of the aforementioned benchmarks and ratios. As of March 31, 2001, $2,947,000 was outstanding under the credit line and $22,000 was available for borrowing under the line of credit, based on applicable borrowing base formulas.

         The Company is growing rapidly. In that regard, the Company believes that revenue growth requires working capital to support inventory required to meet customer demands and to support the accounts receivable generated from increased sales. Additionally, due to the fact that many of its assets are outside the U.S., the Company has had problems obtaining working capital supported by its non-U.S. assets. These factors have strained the Company's U.S. working capital availability.

         The Company is making efforts to improve its U.S. working capital availability through cost reductions, collection of accounts receivable, and reductions in its inventory. The Company believes that its internally generated cash flow from operations, combined with funds available under its line of credit, will be sufficient to fund its current operations for the next twelve months provided that the Company's efforts are successful in cost reductions, collection of accounts receivables, and further reductions in inventory. However, there can be no assurance that the Company will have sufficient working capital to meet all of its requirements. The Company may consider selling debt or equity securities in order to meet its current and future working capital requirements or to fund future acquisitions.

ITEM 3.  QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates, and as a global company, the Company also faces exposure to adverse movements in foreign currency exchange rates.

         The Company's earnings are affected by changes in short-term interest rates as a result of its credit facility. If short-term interest rates averaged 2% more in calendar year 2000 or 1999, the Company's interest expense would have increased, and income before taxes would decrease by $48,000 in each respective year. However, in the event of a change of such magnitude, management would likely consider taking actions to mitigate its exposure to change.

         The Company's revenues and net worth are affected by foreign currency exchange rates due to having subsidiaries in Norway, Sweden and Germany. While the Company's sales to its subsidiaries are denominated in U.S. dollars, each subsidiary owns assets and conducts business in its local currency. Upon consolidation, the subsidiaries' financial results are impacted by the value of the U.S. dollar at the time of the translation. A uniform 10% strengthening as of January 1, 2000 in the value of the dollar would have resulted in reduced revenues of $1.3 million for the year-ended December 31, 2000. A uniform 10% strengthening as of January 1, 1999 in the value of the dollar would have resulted in reduced revenues of $1.2 million for the year-ended December 31, 1999. A uniform 10% strengthening as of December 31, 2000 in the value of the dollar would have resulted in a reduction of the consolidated Company's net worth by $418,000. A uniform 10% strengthening as of December 31, 1999 in the value of the dollar would have resulted in a reduction of the consolidated Company's net worth by $378,000. The Company periodically evaluates the materiality of foreign exchange risk and the financial instruments available to mitigate this exposure. The Company attempts to mitigate its foreign exchange exposures by maintaining assets in the exposed currency wherever possible. The Company finds it impractical to hedge foreign currency exposure and as a result will continue to experience foreign currency gains and losses.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         The Company has entered into a non-binding letter of intent to acquire a distributor and manufacturer of networking hardware and wireless networking products located in Central Europe. The transaction is subject to various conditions, including the execution of a definitive purchase agreement, approval by the Boards of Directors of both companies and the Company obtaining the financing to complete the acquisition. The purchase price has not been finalized. This Central European distributor had estimated fiscal 2000 revenues and net income of approximately $4.1 million and $180,000, respectively. The transaction, if completed, is expected to close in June 2001 and is expected to be accretive to the Company's earnings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.



Date: May 15, 2001               By: /s/ ROY RAFALCO
                                 ------------------------------------
                                 Roy Rafalco, Chief Financial Officer