Form 10-Q
period 2001-06-30
ADVANCED ELECTRONIC SUPPORT PRODUCTS INC
filed 2001-08-13
CIK 1026744

                      Advanced Electronic Support Products
                                and Subsidiaries

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                          Commission File No. 001-12739

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                 FLORIDA                                   59-2327381
     (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                    Identification No.)

         1810 N.E. 144TH STREET
         NORTH MIAMI, FLORIDA                                 33181
---------------------------------------       ----------------------------------
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

                                 Yes [X] No [ ]

     The number of shares outstanding of the registrant's Common Stock, as of August 5, 2001, is 4,260,723 shares.

                      Advanced Electronic Support Products
                               and Subsidiaries

                                      INDEX


                          Part I. Financial Information


                                                                                                               Page
                                                                                                               ----
Item 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets at June 30, 2001 and December 31, 2000
            (unaudited)...........................................................................................3

           Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000 (unaudited)...............................................................4

           Condensed Consolidated Statement of Shareholders' Equity for the
           six months ended June 30, 2001 (unaudited).............................................................5

           Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000 (unaudited)...............................................................6

           Notes to Condensed Consolidated Financial Statements (unaudited).......................................7

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................................12

Item 3     QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT
           MARKET RISK...........................................................................................17

                                                    Part II. Other Information


Item 1.    LEGAL PROCEEDINGS.....................................................................................18

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................................18

Item 3.    DEFAULTS UPON SENIOR SECURITIES.......................................................................18

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.....................................................18

Item 5.    OTHER INFORMATION.....................................................................................18

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K......................................................................18

                      Advanced Electronic Support Products
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)


                                                                               June 30, 2001          December 31,
                                                                                (unaudited)               2000
------------------------------------------------------------------------------------------------------------------
Current Assets
   Cash.......................................................                   $    618               $  1,769
   Accounts receivable, net of allowance for doubtful
   accounts of $176 at June 30, 2001 and $125 at
   December 31, 2000..........................................                      3,605                  3,299
   Inventories, net...........................................                      5,262                  7,411
   Income tax receivable......................................                         78                     63
   Due from related parties...................................                         29                     37
   Prepaid expenses and other current assets..................                        288                    264
------------------------------------------------------------------------------------------------------------------
Total current assets..........................................                      9,880                 12,843
Property and equipment, net...................................                        473                    510
Intangible assets.............................................                      1,737                  1,916
Deferred tax asset............................................                         19                     20
Assets of business transferred under contractual arrangement                          749                     --
Other assets..................................................                         99                    137
------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS..................................................                   $ 12,957               $ 15,426
==================================================================================================================

Liabilities and Shareholders' Equity
Current Liabilities
   Notes payable..............................................                   $  1,429               $  2,680
   Accounts payable...........................................                      3,010                  3,647
   Accrued expenses...........................................                        980                  1,114
   Income taxes payable.......................................                          5                    149
   Customer deposits and other................................                        185                    189
   Other current liabilities..................................                         91                    105
------------------------------------------------------------------------------------------------------------------
Total current liabilities.....................................                      5,700                  7,884
Long term liabilities.........................................                         69                    119
TOTAL LIABILITIES.............................................                      5,769                  8,003
------------------------------------------------------------------------------------------------------------------
Shareholders' Equity
   Preferred stock, $.001 par value; 1,000 shares
   authorized; none issued....................................                         --                     --
   Common stock, $.001 par value; 20,000 shares authorized;
   issued: 4,246 shares at June 30, 2001 and 3,681 shares at
   December 31, 2000..........................................                          4                      3
   Paid-in capital............................................                     11,636                 10,655
   (Deficit)..................................................                     (3,622)                (2,470)
   Accumulated other comprehensive loss.......................                       (830)                  (765)
------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY....................................                      7,188                  7,423
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 12,957               $ 15,426
==================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                     Advanced Electronic Support Products
                               and Subsidiaries


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


                                                            Three months ended                    Six Months Ended
                                                                  June 30,                             June 30,
                                                      --------------------------------    ---------------------------------
                                                            2001              2000                2001             2000
                                                      --------------------------------    ---------------------------------
Net sales....................................             $   6,511         $   7,121           $ 14,722          $13,820

Operating expenses
   Cost of sales.............................                 5,108             4,426             10,753            8,412
   Selling, general and administrative
   expenses..................................                 2,569             2,526              5,009            4,848
--------------------------------------------------------------------------------------------------------------------------

Total operating expenses.....................                 7,677             6,952             15,762           13,260
--------------------------------------------------------------------------------------------------------------------------

(Loss) income from operations................                (1,166)              169             (1,040)             560
Other income (expense):
   Interest, net.............................                   (59)              (59)              (146)            (112)
   Other.....................................                    38                63                 26              109
--------------------------------------------------------------------------------------------------------------------------

(Loss) income before income taxes............                (1,187)              173             (1,160)             557
Provision (benefit) for income taxes.........                   (13)               13                 (8)             149
--------------------------------------------------------------------------------------------------------------------------

Net (loss) income............................             $  (1,174)        $     160           $ (1,152)         $   408
--------------------------------------------------------------------------------------------------------------------------

Net (loss) income per common share...........             $   (0.32)        $    0.05           $  (0.31)         $  0.12
Net (loss) income per common share assuming
dilution.....................................             $   (0.32)        $    0.04           $  (0.31)         $  0.11
--------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements

                     Advanced Electronic Support Products
                               and Subsidiaries


            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)

                                   (Unaudited)


                                                                              Accumulated
                                                                                 Other                            Total
                                     Common        Paid-In                   Comprehensive    Comprehensive    Shareholders'
                                      Stock        Capital       Deficit     Income (Loss)    Income (Loss)       Equity
                                  -----------------------------------------------------------------------------------------
Balance at January 1, 2001               $3        $10,655      $ (2,470)       $  (765)             --         $  7,423

Net Loss                                                          (1,152)                        (1,152)          (1,152)

Sale of Ukrainian subsidiary                                                        282             282              282

Issuance of common stock in
connection with exercise of
stock options                                            9                                                             9

Sale of common stock in private
  placement                               1            972                                                           973

Cumulative  foreign  currency
  translation adjustment                 --             --            --           (347)           (347)            (347)
                                                                                                   ----
                                                                                               $ (1,217)
                                                                                               ========
                                  -----------------------------------------------------------------------------------------
Balance at June 30, 2001                 $4        $11,636       $(3,622)       $  (830)                        $  7,188
                                  =========================================================================================

     See accompanying notes to condensed consolidated financial statements.

                     Advanced Electronic Support Products
                               and Subsidiaries


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                    (NOTE 2)


                                                                                    Six months ended June 30,
                                                                                    2001               2000
-------------------------------------------------------------------------------------------------------------
Operating Activities:
   Net (Loss) income                                                              $(1,152)              $408

   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Provision (recovery) for bad debt                                                   88               (9)
   Depreciation and amortization                                                       104               108
   Amortization of goodwill                                                            107                74
   Deferred tax assets                                                                  --               (2)
   Provision for inventory obsolescence                                                779
   (Increase) decrease, net of acquired business, in:
       Accounts receivable                                                           (302)             (467)
       Inventories                                                                     717           (1,046)
       Income tax receivable                                                          (32)               (8)
       Prepaid expenses and other current assets                                       121             (128)
       Other assets                                                                  (150)                 1
   Increase (decrease), net of acquired business, in:
       Accounts payable and accrued expenses                                         (728)             1,250
       Income taxes payables                                                         (134)             (179)
       Other liabilities                                                              (38)              (25)
       Deferred tax liability                                                            2                --
-------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                                  (618)              (23)
-------------------------------------------------------------------------------------------------------------
Investing Activities:
   Net cash acquired in (used in) acquisitions                                          --             (370)
   Additions to property and equipment                                               (157)              (92)
   Collection of loans due from related parties                                          5               229
   Collection on note receivable from sale of Ukrainian subsidiary                      23                --
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                  (129)             (233)
-------------------------------------------------------------------------------------------------------------
Financing Activities:
   Net Proceeds (payments) on borrowings                                           (1,295)             (237)
   Proceeds from sale of stocks and warrants, net                                      982               443
-------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by financing activities                               (313)               206
-------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash                                                    (1,060)              (50)
Effect of exchange rate changes on cash                                               (91)              (45)
Cash, at beginning of period                                                         1,769             1,602
-------------------------------------------------------------------------------------------------------------
Cash, at end of period                                                               $ 618            $1,507
=============================================================================================================
Supplemental information:
   Cash paid for:
   Interest                                                                          $ 146              $ 62
   Taxes                                                                              $190               $70
Non-cash transactions:
   Common stock issued for the acquisition of Lanse                                                     $597
   Note in exchange for sale of business                                              $772                --

See accompanying notes to condensed consolidated financial statements.

                     Advanced Electronic Support Products
                               and Subsidiaries



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Basis of Presentation     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by
                               generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
                               (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The condensed consolidated balance sheet information as of December 31, 2000 was derived from the audited consolidated financial statements included in the Company's Form 10-KSB. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended
                               December 31, 2000.

2.   Long-term Debt            The line of credit agreement requires the Company to comply with certain covenants including limitations on further
                               borrowings and dividend payments. As of June 30, 2001, the
                               Company was in compliance with all of the aforementioned
                               benchmarks and ratios.

3.   Acquisitions and          In January 2001, the Company sold its wholly owned Ukrainian
Divestitures                   subsidiary for the approximate book value of $772,000 in exchange for a ten year note bearing interest at eight (8%) per annum.
                               Until the note is satisfied, the subsidiary is required to purchase all goods from AESP. The agreement stipulates that if there is a default on the note, AESP will resume ownership over the Ukrainian company.

                               In May 2000, the Company completed the acquisition of Lanse AS, a
                               Norwegian manufacturer and distributor of networking hardware, for a purchase price of $890,095 in cash (including expenses) and
                               294,170 shares of the Company's common stock (valued at
                               $597,000). This acquisition was accounted for under the purchase method, whereby the purchase price was allocated to the
                               underlying assets and liabilities based on their estimated fair values. The excess cost over net assets acquired amounted to approximately $1.0 million and is being amortized over fifteen years.

                     Advanced Electronic Support Products
                               and Subsidiaries


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                            The following unaudited pro forma information presents the results of operations of the Company and its subsidiaries as if this acquisition had occurred on January 1, 2000 (in thousands except per share amounts):

                                Six Months Ended June 30,             2000
                            ---------------------------------------------------
                            Net sales                                 $ 15,162
                            Net income                                     420
                            Net income per common share                   0.12
                            Net income per common shares -                0.10
                            assuming dilution

4.   Earnings Per Share     The following reconciles the components of the
                            earnings per share (EPS) computation (in thousands except per share amounts):


For the three months ended June 30,           2001                                                   2000
--------------------------------------------------------------------------------------------------------------------------------
                          Income             Shares           Per-Share         Income              Shares           Per-Share
                       (Numerator)        (Denominator)         Amount        (Numerator)       (Denominator)         Amount
--------------------------------------------------------------------------------------------------------------------------------
Earnings per
common share
Net (loss)
income available
to common shares            $(1,174)               3,694         $(0.32)              $160               3,489            $0.05
Effect of
dilutive
Securities:
Exercisable
options to
purchase shares
of common stock                                       --                                                   517
Net (loss)
income available
to common
shareholders
plus assumed
conversions                 $(1,174)               3,694         $(0.32)              $160               4,006            $0.04

                     Advanced Electronic Support Products
                               and Subsidiaries


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 For the six months ended June 30,            2001                                                   2000
--------------------------------------------------------------------------------------------------------------------------------
                          Income             Shares           Per-Share         Income              Shares           Per-Share
                       (Numerator)        (Denominator)         Amount        (Numerator)       (Denominator)         Amount
--------------------------------------------------------------------------------------------------------------------------------
Earnings per
common share
Net (loss)
income available
to common shares            $(1,152)               3,689         $(0.31)              $408               3,377            $0.12
Effect of
dilutive
Securities:
Exercisable
options to
purchase shares
of common stock                                       --                                                   496
Net (loss)
income available
to common
shareholders
plus assumed
conversions                 $(1,152)               3,689         $(0.31)              $408               3,873            $0.11



                            Options to purchase 20,000 shares of common stock were outstanding during 2001, but were not included in the computation of diluted EPS as the effect of inclusion would be antidilutive due to the Company's net loss.

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

                     Advanced Electronic Support Products
                               and Subsidiaries


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



5.  Private Placement     The Company recently completed a private placement of shares of its common stock. The Company sold 573,900 shares in the private placement at a gross purchase price of $2.00 per share (558,900 shares were sold on June 29, 2001 and 15,000 shares were sold on
                          July 13, 2001). The net proceeds of the placement ($1.0 million)
                          will be used for acquisitions and working capital. In connection with the placement, the Company issued a warrant to Newbridge
                          Securities Corporation, which acted as the placement agent, to purchase 57,390 shares at a purchase price of $2.20 per share.

6.  Recent Accounting     In June 2001, the Financial Accounting Standards Board
    Pronouncements        finalized FASB Statements No. 141, "Business Combinations"
                          (SFAS 141), and No. 142, "Goodwill and Other Intangible
                          Assets" (SFAS 142). SFAS 141 requires the use of the
                          purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business
                          combinations initiated after June 30, 2001. SFAS 141 also
                          requires that the Company recognize acquired intangible
                          assets apart from goodwill if the acquired intangible
                          assets meet certain criteria. SFAS 141 applies to all
                          business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July
                          1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible
                          assets and goodwill based on the criteria in SFAS 141.

7.  Significant           The Company has one supplier located in China which supplied
    Concentrations        approximately 10% of purchases for the first six months ended
                          June 30, 2001 and 13% for the first six months ended June 30,
                          2000. No other source of supply accounted for more than 10%
                          of our purchases.

                          Sales to the exclusive distributor in Russia, AESP-Russia, amounted to approximately 15% of net sales for the first six months ended June 30, 2001 and 10% for the first six months ended June 30, 2000. No other customer accounted for more
                          than 10 percent of our net sales for the first six months
                          ended June 30, 2001 and June 30, 2000.

8.  Inventory             Included in cost of sales for the three and six months
    Allowances            ended June 30, 2001 is a provision of $578,000 and $779,000 respectively, to reduce inventories to estimated net realizable value. At June 30, 2001 and December 31, 2000, inventories in the accompanying condensed consolidated balances sheets are net of allowances to reduce inventories to net realizable value of
                          $665,000 and $76,000 respectively.

9.  Income                Income tax expense for the three and six months ended June 30,
    Taxes                 2000 is computed based upon the tax rates applicable to the
                          Company's operations in the United States, Germany, Sweden,
                          Norway and Ukraine, which range from 34% to 45%.

                          Substantially all of the Company's 2001 loss before income taxes arose in tax jurisdictions where no immediate income tax benefit is available.

                          Realization of substantially all of the Company's deferred tax assets resulting from the available net operating loss
                          carryforwards and other net temporary differences is not
                          considered more likely than not and accordingly a valuation allowance has been provided for all but $19,000 of the Company's deferred tax assets at June 30, 2001.


                     Advanced Electronic Support Products
                               and Subsidiaries


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                          SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease
                          amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS
                          142. SFAS 142 is required to be applied in fiscal years
                          beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the
                          Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

                          The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying value of goodwill is $1.7 million. Amortization expense during the six-month period ended June 30, 2001 was approximately
                          $107,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THE FOLLOWING:
COMPETITION FROM OTHER MANUFACTURERS AND DISTRIBUTORS OF CONNECTIVITY AND NETWORKING PRODUCTS BOTH NATIONALLY AND INTERNATIONALLY; THE BALANCE OF THE MIX BETWEEN ORIGINAL EQUIPMENT MANUFACTURER SALES (WHICH HAVE COMPARATIVELY LOWER GROSS PROFIT MARGINS WITH LOWER EXPENSES) AND NETWORKING AND INTERNATIONAL SALES (WHICH HAVE COMPARATIVELY HIGHER GROSS PROFIT MARGINS WITH HIGHER EXPENSES) FROM PERIOD TO PERIOD; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING AND ASSEMBLY OF PRODUCTS AND THE ABSENCE OF SUPPLY AGREEMENTS; AND WORKING CAPITAL AVAILABILITY TO SUPPORT BOTH INTERNAL GROWTH AND FUTURE GROWTH OF THE COMPANY'S OPERATIONS THROUGH ACQUISITIONS. THESE AND ADDITIONAL FACTORS ARE DISCUSSED HEREIN AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR 2000 (THE "FORM 10-KSB"). THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN AND THEREIN INVOLVE AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING), ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENT. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLIC RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" IN THE FORM 10-KSB.

Results of Operations

         For the six months ended June 30, 2001, the Company achieved net sales of $14.7 million, an increase of $902,000 or 6.5% over net sales of $13.8 million for the six months ended June 30, 2000. For the quarter ended June 30, 2001, the Company achieved net sales of $6.5 million, a decrease of $610,000 or 8.6% over net sales of $7.1 million for the quarter ended June 30, 2000.

The Company experienced a significant drop in sales throughout its worldwide operation for the quarter ended June 30, 2001 due to heightened competition and worsening economic conditions in the U.S and abroad.

         Contributing to the overall increase in first half sales were increases in international sales, which were up 22.7% to $8.5 million for the first six months of 2001, from $6.9 million for the first six months of 2000, and up 1.7% to $3.4 million for the second quarter of 2001 from $3.3 million for the second quarter of 2000. The increase in the first six months international sales was primarily due to sales by Lanse AS (Lanse was acquired in May 2000) and increased sales to the Company's distributor in Russia.

         The decrease in sales for the second quarter resulted from reductions of U.S. OEM sales and networking sales of $670,000, and international sales (other than from Lanse AS) of $370,000 offset by Lanse sales of $430,000. Second quarter sales to the Company's Russian and Ukrainian distributor were also down significantly compared to first quarter 2001 sales to those customers. The primary reason for the sales decrease was the economic slowdown in the United States and abroad. The Company expects its revenues will continue to be impacted for the discernable future by the economic slowdown.

         The Company's gross profit margin was 27.0% for the six months ended June 30, 2001, compared to 39.1% for the six months ended June 30, 2000, and was 21.4% for the second quarter of 2001 compared to 37.9% for the second quarter of 2000. The primary reasons for the gross margin decline were the additional inventory charges described below, shifts in product mix, impact on our margins of lower margins from sales by our subsidiary Lanse, heightened price competition and lower demand for our products (all due primarily to the above - described economic slowdown and decreased spending on technology).

         The Company recorded inventory charges totaling $578,000 in the second quarter of 2001 due to the sudden and significant decrease in demand for its products resulting from decreased spending on technology. These charges were estimated based on the carrying value of current inventory balances compared to current sales prices and estimated future sales price analysis prepared by the Company's sales departments for computer connectivity and networking products in each of the Company's geographic areas of operations. For the three and six months of 2001 ended June 30, 2001, inventory charges totaled $578,000 and $779,000, respectively.

         Selling, general and administrative ("SG&A") expenses increased by $161,000, or 3.3%, to $5.0 million for the six months ended June 30, 2001, from $4.8 million for the six months ended June 30, 2000. For the quarter ended June 30, 2001, SG&A expenses increased by 1.7% to $2.6 million, from $2.5 million for the comparative 2000 period. SG&A expenses as a percentage of sales for the three and six months ended June 30, 2001 were 39.5% and 34.0%, respectively, compared to 35.5% and 35.1%, respectively, for the three and six months ended June 30, 2000. In the three months ending June 30, 2001, the Company increased its bad debt reserve and its reserve for sales allowances by an aggregate of $177,000, given the worsening economic situation.

         In the second quarter ending June 30, 2001, the Company began steps to modify its cost structure and reduce expenditures in order to respond to the economic slowdown affecting the Company's sales. As a result, worldwide employment dropped at June 30, 2001 by 11% from headcount levels at March 31, 2001, and additional workforce reductions are being considered.

         As a result of the aforementioned factors, the loss from operations for the three months ended June 30, 2001 was $1.2 million, a decrease of $1.3 million from income from operations of $169,000 for the three months ended June 30, 2000. For the first six months of 2001, the loss from operations was $1.0 million a decrease of $1.6 million from income from operations of $560,000 for the first six months of 2000.

         Amortization of goodwill was $107,000 for the six months ended June 30, 2001, an increase of 44.6% over amortization of $74,000 for the six months ended June 30, 2000. This increase is primarily attributable to amortization charges arising as a result of the acquisition by the Company of Lanse in May 2000. Amortization is expected to remain at its current level in future periods due to the amortization of goodwill associated with the Lanse acquisition.

         Interest expense for the six months ended June 30, 2001 was $146,000, compared to $112,000 for the first six months of 2000. Interest increased for the first six months of 2001 due to higher borrowings by the Company compared to the similar period in 2000. Second quarter 2001 interest was consistent with interest expense for the first quarter 2001 ($59,000) due to lower interest rates.

         Income tax expense for the three and six months ended June 30, 2000 is computed based upon the tax rates applicable to the Company's operations in the United States, Germany, Sweden, Norway and Ukraine which range from 34% to 45%. Substantially all of the Company's 2001 loss before income taxes arose in tax jurisdictions where no immediate income tax benefit is available. Realization of substantially all of the Company's deferred tax assets resulting from the available net operating loss carryforwards and other net temporary differences is not considered more likely than not and accordingly a valuation allowance has been provided for all but $19,000 of the Company's deferred tax assets at June 30, 2001.

         As a result of the foregoing factors, the Company had a net loss of $1.2 million for the six months ended June 30, 2001, a decrease of $1.6 million from net income of $408,000 for the six months ended June 30, 2000, and a net loss of $1.2 million for the quarter ended June 30, 2001, a decrease of $1.3 million from net income of $160,000 for the second quarter of 2000. The Company believes that its revenues, valuation reserves, and earnings will continue to be negatively impacted for the discernable future by the economic slowdown and decreased spending on technology.

         Basic (loss) earnings per share were $(0.31) for the six months ended June 30, 2001, compared to basic (loss) earnings per share of $.12 for the six months ended June 30, 2000. Diluted (loss) earnings per share were $(0.31) for the first six months of 2001, compared to diluted (loss) earnings per share of $.11 for the first six months of 2000. For the second quarter of 2001, basic (loss) earnings per share were $(0.32), compared to basic (loss) earnings per share of $.05 for the second quarter of 2000. Likewise, diluted
(loss) earnings per share were $(0.32) for the second quarter of 2001, reduced from diluted (loss) earnings per share of $.04 for the second quarter of 2000.

Liquidity & Capital Resources

         Historically, the Company has financed its operations primarily with cash flow from operations and with borrowings under its available lines of credit.

         In June 2001, the Company completed a private placement of shares of its common stock. The Company sold 573,900 shares in the private placement at a gross purchase price of $2.00 per share (558,900 shares were sold on June 29, 2001 and 15,000 shares were sold on July 13, 2001). The net proceeds of the placement (approximately $1.0 million) will be used for acquisitions and working capital. In connection with the placement, the Company issued a warrant to Newbridge Securities Corporation, which acted as the placement agent, to purchase 57,390 shares at a purchase price of $2.20 per share. The Company is obligated to file a registration statement to register for resale the securities issued in the private placement by December 31, 2001 and to thereafter use its best efforts to cause such registration statement to become effective.

         At June 30, 2001, the Company's working capital was $4.2 million, a decrease of 14.5% over working capital of $5.0 million as of December 31, 2000. The principal causes of the decrease were decreases of approximately $2.1 million in inventories (29.0%), and approximately $1.2 million (65.1%) in cash, offset in part by increases of approximately $306,000 (9.3%) in accounts receivables, $637,000 (17.5%) in accounts payable, $134,000 (12.0%) in accrued expenses, and $1.3 million (46.7%) in short term borrowings. The decrease in short term borrowings related primarily to the receipt of proceeds from the above described private placement and the temporary use of those proceeds to reduce the principal balance of the line of credit. The Company anticipates that all or portion of these funds will be reborrowed in the future to complete one or more acquisitions, so long as the Company is then in compliance with the terms of its line of credit (see below for a discussion of the status of the line of credit).

         For the six months ended June 30, 2001, $595,000 of cash was used in operations. The net loss of approximately $1.2 million reduced cash. Additionally, accounts receivable increased $302,000 due to the increase in sales during the six month period and inventories decreased $717,000 (exclusive of the $779,000 non-cash provision) as the Company decreased inventory procurement due to the ongoing economic slowdown. Net cash used in investing activities was $152,000, as there was an increase in property and equipment. Cash of $982,000 was generated in financing activities primarily from the private placement, which was used on a temporary basis for payments on borrowings. The total used to reduce borrowings was $1.3 million with a total of $313,000 being used in financing activities. As a result of the foregoing, the Company's cash position decreased $1.1 million between December 31, 2000 and June 30, 2001. That decrease, combined with a decrease of $91,000 attributable to the effects of exchange rate changes on cash, produced an overall decrease in cash of $1.2 million.

         The Company is making efforts to improve its cash situation through cost reductions, collection of accounts receivable, and further reduction in inventory. As of June 30, 2001, the number of turns of inventory increased to
3.3 times (without the impact of write-offs) from 2.9 times in 2000, due to better inventory management.

         In September 2000, the Company obtained a renewal of a $3.5 million line of credit from a financial institution. The line of credit was further increased to $4.0 million in March 2001. Borrowings available under the line of credit, which matures on September 23, 2001, bear interest at the rate of prime plus one-half (.50) percent. Borrowings under the line of credit are based on specific percentages of the Company's receivables and inventories. The line of credit is secured by a lien on the Company's U.S. assets, including its accounts receivable and inventories. The line of credit is also guaranteed by the Company's principal shareholders, who have pledged a portion of the shares of the Company's common stock which they own to secure their respective guarantees. Under the terms of the loan agreement, the Company is required to comply with certain affirmative and negative covenants and to maintain certain financial benchmarks and ratios during future periods. As of June 30, 2001, the Company was in compliance with all of the aforementioned benchmarks and ratios. As of June 30, 2001, $1,429,000 was outstanding under the credit line and $1,425,000 was available for borrowing under the line of credit, based on applicable borrowing base formulas.

         In August, 2001, the Company asked the financial institution to extend the current line of credit based on the same terms and conditions, and the financial institution is considering the request. Under the terms of the proposed facility, the Company will be able to continue to finance its domestic inventory and domestic and international insured receivables under predetermined advance rates. Consummation of the new borrowing facility is subject to approval of the Board of Directors of the Company, the financial institution's review of the Company's domestic inventory and domestic and international receivables, and the execution of definitive amended loan documents.

         While there can be no assurance, the Company expects to obtain an extension of its line of credit from its lender. However, if the Company is unable to close this new financing (or other alternative financing), and the Company were unable to further extend its existing line of credit beyond its September 23, 2001 maturity date, the Company's business would likely be materially and adversely affected.

          The Company has entered into a non-binding letter of intent to acquire a distributor and manufacturer of networking hardware and wireless networking products located in Central Europe. The transaction is subject to various conditions, including the execution of a definitive purchase agreement, approval by the Boards of Directors of both companies. The purchase price is approximately $1.1 million. The transaction, if completed, is expected to close in August 2001. The Company is currently completing a diligence investigation on the target. There can be no assurance that this acquisition will be completed.

         The Company believes that revenue growth requires working capital to support increased sales and to support the receivables generated from increased sales. The Company believes that its internally generated cash flow from operations, combined with its line of credit, will be sufficient to fund its current operations for the next twelve months. The Company may also consider selling debt or equity securities in order to meet its current and future working capital requirements or to fund future acquisitions.

         The Company does not believe that inflation has had a material effect on its financial condition or operating results for the last several years, as the Company has historically been able to pass along increased costs in the form of adjustments to the prices it charges to its customers.

New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

         The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying value of goodwill is $1.7 million.

Amortization expense during the six-month period ended June 30, 2001 was approximately $107,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.


ITEM 3. QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates, and as a global company, the Company also faces exposure to adverse movements in foreign currency exchange rates.

         The Company's earnings are affected by changes in short-term interest rates as a result of its credit facility. If short-term interest rates averaged 2% more in the first six months ended June 30, 2001, the Company's interest expense would have increased, and loss before taxes would increase by $26,000; comparably, the Company's interest expense would have increased, and income before taxes would decrease by $22,000 in the first six months ended June 30, 2000. In the event of a change of such magnitude, management would likely take actions to mitigate its exposure to change.

         The Company's revenues and net worth are affected by foreign currency exchange rates due to having subsidiaries in Norway, Sweden and Germany. While the Company's sales to its subsidiaries are denominated in U.S. dollars, each subsidiary owns assets and conducts business in its local currency. Upon consolidation, the subsidiaries' financial results are impacted by the value of the U.S. dollar. A uniform 10% strengthening as of June 30, 2001 in the value of the dollar would have resulted in reduced revenues of $599,000 for the six months ended June 30, 2001. A uniform 10% strengthening as of June 30, 2000 in the value of the dollar would have resulted in reduced revenues of $566,000 six months ended June 30, 2000. A uniform 10% strengthening as of June 30, 2001 in the value of the dollar would have resulted in a reduction of the consolidated Company's net worth by $299,000. A uniform 10% strengthening as of June 30, 2000 in the value of the dollar would have resulted in a reduction of the consolidated Company's net worth by $407,000. The strengthening of the value of the dollar has a lesser impact at June 30, 2001 versus 2000 since the Company sold its wholly owned Ukrainian subsidiary in January 2001. The Company periodically evaluates the materiality of foreign exchange risk and the financial instruments available to mitigate this exposure. The Company attempts to mitigate its foreign exchange exposures by maintaining assets in the exposed currency wherever possible. The Company finds it impractical to hedge foreign currency exposure and as a result will continue to experience foreign currency gains and losses.

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          On July 30, 2001, the Company held its 2001 annual meeting of stockholders. At the meeting, the stockholders elected the following five persons to serve on the Company's Board of Directors until their successors are elected and qualified: Slav Stein, Roman Briskin, Leonard Sokolow, Terrence R. Diadone and William B. Coldrick. The shares voted for and against each of the candidates for director were as follows: (i) Slav Stein and Roman Briskin: 3,265,178 shares were voted in favor of each nominee for director, and 6,200 shares were voted against each nominee for director, and (ii) Leonard Sokolow, Terrence R. Diadone and William B. Coldrick: 3,266,178 shares were voted in favor of each nominee for director, and 5,200 shares were voted against each nominee for director.


ITEM 5.   OTHER INFORMATION

          The Company has entered into a non-binding letter of intent to acquire a distributor and manufacturer of networking hardware and wireless networking products located in Central Europe. The transaction is subject to various conditions, including the execution of a definitive purchase agreement, approval by the Boards of Directors of both companies. The purchase price is approximately $1.1 million. The transaction, if completed, is expected to close in August 2001. The Company is currently completing a diligence investigation on the target. There can be no assurance that this acquisition will be completed.

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

                                            ADVANCED ELECTRONIC SUPPORT
                                            PRODUCTS, INC.



Date: August 10, 2001                       By: /s/ ROY RAFALCO
                                            ------------------------------------
                                            Roy Rafalco, Chief Financial Officer