Form 10-Q
period 2001-09-30
ADVANCED ELECTRONIC SUPPORT PRODUCTS INC
filed 2001-11-14
CIK 1026744

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                         Commission File No. 001-12739

                  ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                  ------------------------------------------
            (Exact name of registrant as specified in its charter)

             FLORIDA                                        59-2327381
             -------                                        ----------
      (State or other jurisdiction of                      (IRS Employer
       incorporation or organization)                    Identification No.)

          1810 N.E. 144TH STREET
          NORTH MIAMI, FLORIDA                                 33181
     ----------------------------------------         -----------------------
     (Address of Principal Executive Offices)                (Zip Code)

      Registrant's Telephone Number, Including Area Code: (305) 944-7710
                                                          --------------

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [ ]

         The number of shares outstanding of the registrant's Common Stock, as of November 14, 2001, is 4,406,721 shares.

                     Advanced Electronic Support Products
                               and Subsidiaries


                                     INDEX


                         Part I. Financial Information

                                                                                                                   Page
                                                                                                                   ----
Item 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets at September 30, 2001
           (unaudited) and December 31, 2000.....................................................................    3

           Condensed Consolidated Statements of Operations for the three and nine months
           ended September 30, 2001 and 2000 (unaudited).........................................................    4

           Condensed Consolidated Statement of Shareholders' Equity for the
           nine months ended September 30, 2001 (unaudited)......................................................    5

           Condensed Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2001 and 2000 (unaudited).........................................................    6

           Notes to Condensed Consolidated Financial Statements (unaudited)......................................    7

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................................   15

Item 3     QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT
            MARKET RISK..........................................................................................   20

                          Part II. Other Information


Item 1.    LEGAL PROCEEDINGS.....................................................................................   21

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................................   21

Item 3.    DEFAULTS UPON SENIOR SECURITIES.......................................................................   21

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.....................................................   21

Item 5.    OTHER INFORMATION.....................................................................................   21

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K......................................................................   21

                     Advanced Electronic Support Products
                               and Subsidiaries

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                               September 30,         December 31,
                                                                                    2001                2000
                                                                                (unaudited)
----------------------------------------------------------------------------------------------------------------
Current Assets
   Cash............................................................              $    439               $  1,769
   Accounts  receivable, net of allowance for doubtful accounts
   of $244 at September 30, 2001 and $125 at December 31, 2000.....                 4,494                  3,299
   Inventories.....................................................                 6,209                  7,411
   Income tax receivable...........................................                   154                     63
   Due from related parties........................................                    31                     37
   Prepaid expenses and other current assets.......................                   304                    264
----------------------------------------------------------------------------------------------------------------
Total current assets...............................................                11,631                 12,843
Property and equipment, net........................................                   582                    510
Intangible assets..................................................                 1,936                  1,916
Deferred tax asset.................................................                    20                     20
Assets of business transferred under contractual arrangement.......                   739                     --
Other assets.......................................................                   197                    137
----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS.......................................................              $ 15,105               $ 15,426
================================================================================================================

Liabilities and Shareholders' Equity
Current Liabilities
   Notes payable...................................................                $1,931               $  2,680
   Accounts payable................................................                 4,372                  3,647
   Accrued expenses................................................                 1,055                  1,114
   Income taxes payable............................................                   104                    149
   Notes payable due to acquisitions...............................                   277                    105
   Customer deposits and other.....................................                   310                    189
----------------------------------------------------------------------------------------------------------------
Total current liabilities..........................................                 8,049                  7,884
Long term liabilities..............................................                    55                    119
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES..................................................                 8,104                  8,003
----------------------------------------------------------------------------------------------------------------
Shareholders' Equity
   Preferred stock, $.001 par value; 1,000 shares authorized;
   none issued.....................................................                    --                     --
   Common stock, $.001 par value; 20,000 shares authorized;
   issued: 4,406 shares at September 30, 2001 and 3,681 shares
   at December 31, 2000............................................                     4                      3
   Paid-in capital.................................................                12,037                 10,655
   Deficit.........................................................                (4,409)                (2,470)
   Accumulated other comprehensive loss............................                  (631)                  (765)
                                                                       -----------------------------------------
TOTAL SHAREHOLDERS' EQUITY.........................................                 7,001                  7,423
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 15,105               $ 15,426
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

                     Advanced Electronic Support Products
                               and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)

                                                             Three months ended                    Nine months ended
                                                                September 30,                          September 30,
                                                           --------------------------          --------------------------
                                                             2001              2000              2001              2000
                                                           --------         --------           ---------        ---------
Net sales.........................................          $ 6,406           $7,768            $ 21,128          $21,588

Operating expenses
   Cost of sales..................................            4,413            4,825              15,166           13,238
   Selling, general and administrative expenses               2,739            2,596               7,748            7,443
-------------------------------------------------------------------------------------------------------------------------

Total operating expenses..........................            7,152            7,421              22,914           20,681
-------------------------------------------------------------------------------------------------------------------------

(Loss) income from operations.....................             (746)             347              (1,786)             907
Other income (expense):
   Interest, net..................................              (63)             (74)               (209)            (186)
   Other..........................................               40              (12)                 66               97
-------------------------------------------------------------------------------------------------------------------------

(Loss) income before income taxes.................             (769)             261              (1,929)             818
Provision for income taxes........................               18               60                  10              209
-------------------------------------------------------------------------------------------------------------------------

Net (loss) income.................................          $  (787)          $  201            $ (1,939)         $   609
-------------------------------------------------------------------------------------------------------------------------

Net (loss) income per common share................          $ (0.18)          $ 0.05            $  (0.50)         $  0.18
Net (loss) income per common share assuming
dilution..........................................          $ (0.18)          $ 0.05            $  (0.50)         $  0.15
-------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements

                     Advanced Electronic Support Products
                               and Subsidiaries

           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)

                                  (Unaudited)

                                                                              Accumulated
                                                                                Other                             Total
                                   Common       Paid-In                      Comprehensive    Comprehensive   Shareholders'
                                    Stock       Capital         Deficit      Income (Loss)    Income (Loss)       Equity
                                  ---------- -------------- -------------- --------------- ----------------   -------------
Balance at January 1, 2001               $3        $10,655      $ (2,470)         $ (765)              --          $7,423

Net loss                                                          (1,939)                          (1,939)         (1,939)

Sale of Ukrainian subsidiary                                                         282              282             282

Acquisition of Intelek                                 426                                                            426

Issuance of common stock in
connection with exercise of
stock options                                           20                                                             20

Private placement, net                    1            936                                                            937

Cumulative  foreign  currency
  translation adjustment                                                            (148)            (148)           (148)
                                                                                                     -----
                                                                                                 $ (1,805)
                                                                                                 =========
                                  ---------- -------------- -------------- --------------- ---------------- ---------------
Balance at September 30, 2001            $4        $12,037       $(4,409)         $ (631)                         $ 7,001
                                  ========== ============== ============== =============== ================ ===============

    See accompanying notes to condensed consolidated financial statements.

                     Advanced Electronic Support Products
                               and Subsidiaries


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                         Nine months ended September 30,
                                                                                              2001              2000
------------------------------------------------------------------------------------------------------------------------
Operating Activities:
   Net (loss) income                                                                       $ (1,939)          $    609

   Adjustments to reconcile net loss to net cash used in operating activities:
   Provision  for losses on accounts receivable                                                 138                 45
   Depreciation and amortization                                                                166                182
   Amortization of intangibles                                                                  166                103
   Provision for impairment of intangible assets                                                331                 --
   Provision for inventory obsolescence                                                         779                 --
   (Increase) decrease, net of acquired business, in:
       Accounts receivable                                                                     (502)            (1,141)
       Inventories                                                                              747             (1,385)
       Income tax receivable                                                                     23                 30
       Prepaid expenses and other current assets                                                (28)               (85)
       Deferred tax assets                                                                       --                 (5)
       Other assets                                                                              33                  1
   Increase (decrease), net of acquired business, in:
       Accounts payable and accrued expenses                                                   (548)             1,197
       Income taxes payables                                                                   (230)              (167)
       Customer deposits and other                                                               (6)               104
------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                          (870)              (512)
------------------------------------------------------------------------------------------------------------------------
Investing Activities:
   Net cash used in acquisitions                                                               (394)              (370)
   Additions to property and equipment                                                         (189)              (122)
   Collection of loans due from related parties                                                   5                449
------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                          (578)               (43)
------------------------------------------------------------------------------------------------------------------------
Financing Activities:
   Net payments on borrowings                                                                  (813)               (55)
   Proceeds from sales of shares, net                                                           956                443
------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                    143                388
------------------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                                         (1,305)              (167)
Effect of exchange rate changes on cash                                                         (25)              (189)
Cash, at beginning of period                                                                  1,769              1,602
------------------------------------------------------------------------------------------------------------------------
Cash, at end of period                                                                     $    439           $  1,246
========================================================================================================================
Supplemental information:
   Cash paid for:
   Interest                                                                                $    209           $    186
   Taxes                                                                                   $    197           $     98
Non-cash transactions:
   Common stock issued for acquisitions                                                    $    427           $    597
   Note in exchange for sale of business                                                   $    772                 --
   Note issued for acquisition                                                             $    213                 --

See accompanying notes to condensed consolidated financial statements.

                     Advanced Electronic Support Products
                               and Subsidiaries

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Basis of Presentation    The accompanying unaudited condensed consolidated
                              financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended
                              September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The condensed consolidated balance sheet information as of December 31, 2000 was derived from the audited consolidated financial statements included in the Company's 2000 Annual Report Form 10-KSB (the
                              "Form 10-KSB). For further information, refer to the consolidated financial statements and footnotes thereto included in Form 10-KSB.

2.   Long-term Debt           In September 2001, the Company obtained a renewal
                              of its $4.0 million line of credit from a financial institution. The line of credit bears interest at the rate of prime plus one-half
                              (.50)percent and matures on September 23, 2002.
                              The line of credit agreement requires the Company to comply with certain financial and other covenants including limitations on further borrowings and dividend payments. As of September
                              30, 2001, the Company was in compliance with all of the aforementioned benchmarks and ratios except for the tangible net worth requirement. A waiver of this covenant violation has been granted by the financial institution for the third quarter of 2001. In connection with obtaining the waiver, the Company has agreed to a reduction in the line of credit to $3.0 million. As of September 30, 2001,
                              $1,931,000 was outstanding under the line of credit and $744,000 was available for borrowing, based on applicable borrowing base formulas.

3.   Acquisitions             In August 2001, the Company, through its German
and & Divestitures            subsidiary, completed the acquisition of Intelek
                              s.r.o., a Czech Republic manufacturer and distributor of networking hardware and wireless networking products, for a purchase price of $1,065,700, consisting of $426,142 in cash
                              (including expenses), a $213,000 note which is due in August 2002, and 139,398 shares of the Company's common stock (valued at $426,558). This acquisition was accounted for under the purchase method, whereby the purchase price was allocated to the underlying assets and liabilities based on their estimated fair values. The preliminary purchase price allocation resulted in recording an intangible asset for customer lists of $532,091.
                              The purchase price approximates the net assets acquired in the transaction.

                     Advanced Electronic Support Products
                               and Subsidiaries

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                              In January 2001, the Company sold its wholly owned Ukrainian subsidiary for the approximate book value of $772,000 in exchange for a ten year note bearing interest at eight (8%) per annum. Until the note is satisfied, the subsidiary is required to purchase all goods from AESP. The agreement stipulates that if there is a default on the note, AESP will resume ownership over the Ukrainian company.

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

                              The Company has analyzed its goodwill associated with the 1997 purchase of Focus Enhancement networking division. With the Company's move to re-brand its active networking products from the "Focus" brand to the "Signamax" brand and other factors, the goodwill of $331,000 was written off during the third quarter of 2001.

                     Advanced Electronic Support Products
                               and Subsidiaries

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



                     The following unaudited pro forma information presents the results of operations of the Company and its subsidiaries as if the Lanse AS and Intelek s.r.o. acquisitions had occurred on January 1 or July 1 (in thousands, except per share data):

                     Three Months Ended September 30,  2001     2000
                     ----------- ---------------------------------------
                     Net sales                        $7,487     $8,593
                     Net income                         (786)       197
                     Net income per common share       (0.20)       .05
                     Net income per common shares -    (0.20)       .05
                     assuming dilution


                     ---------------------------------------------------
                     Nine Months Ended September 30,   2001     2000
                     ---------------------------------------------------
                     Net sales                         $23,975  $25,491
                     Net income                         (1,824)     590
                     Net income per common share         (0.45)    0.16
                     Net income per common shares -      (0.45)    0.14
                     assuming dilution

                     Advanced Electronic Support Products
                               and Subsidiaries

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


4.   Earnings Per Share               The following reconciles the components of
                                      the earnings per share (EPS) computation
                                      (in thousands except per common share
                                      amounts):

     For the three months ended
           September 30,                      2001                                                   2000
------------------------------------------------------------------------------------------------------------------------------------
                          Income             Shares           Per-Share         Income              Shares           Per-Share
                       (Numerator)        (Denominator)         Amount        (Numerator)       (Denominator)         Amount
------------------------------------------------------------------------------------------------------------------------------------
Earnings per
------------
common share:
------------
Net (loss)
income available
to common shares        $  (787)             4,309             $(0.18)          $201                3,682             $0.05

Effect of
dilutive
Securities:
----------
Exercisable
options to
purchase shares
of common stock                                 --                                                    525

Net (loss)
income available
to common
shareholders
plus assumed
conversions             $  (787)             4,309             $(0.18)          $201                4,207             $0.05

     For the nine months ended
           September 30,                      2001                                                   2000
------------------------------------------------------------------------------------------------------------------------------------
                          Income             Shares           Per-Share         Income              Shares           Per-Share
                       (Numerator)        (Denominator)         Amount        (Numerator)       (Denominator)         Amount
------------------------------------------------------------------------------------------------------------------------------------
Earnings per
-------------
common share:
------------
Net (loss)
income available
to common shares        $(1,939)             3,896             $(0.50)          $609                3,475             $0.18
Effect of
dilutive
Securities:
----------
Exercisable
options to
purchase shares
of common stock                                 --                                                    479
Net (loss)
income available
to common
shareholders
plus assumed
conversions             $(1,939)            3,896             $(0.50)           $609                3,954             $0.15

                                        Options to purchase 39,000 shares of
                                        common stock at an average price of
                                        $3.29 were outstanding during 2001, but
                                        were not included in the computation of
                                        diluted EPS as the effect of inclusion
                                        would be antidilutive due to the
                                        Company's net loss.

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

                     Advanced Electronic Support Products
                               and Subsidiaries

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

5.  Private Placement                   The Company sold 573,900 shares of its
                                        authorized but unissued common stock in
                                        a private placement at a gross purchase
                                        price of $2.00 per share (558,900 shares were sold on June 29, 2001 and 15,000 shares were sold on July 13, 2001). The net proceeds of the placement ($937,000) were used to complete the acquisition of Intelek and for working capital. In connection with the placement, the
                                        Company issued a warrant to Newbridge
                                        Securities Corporation, which acted as
                                        the placement agent, to purchase 57,390
                                        shares at a purchase price of $2.20 per
                                        share.

6.  Recent Accounting                   In June 2001, the Financial Accounting
Pronouncements                          Standards Board (FASB) finalized
                                        Statement of Financial Accounting
                                        Standards (SFAS) No. 141, "Business
                                        Combinations," and SFAS No. 142,
                                        "Goodwill and Other Intangible Assets."
                                        SFAS 141 requires the use of the
                                        purchase method of accounting for
                                        business combinations initiated after
                                        June 30, 2001. SFAS 141 also requires
                                        that the Company recognize acquired
                                        intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

                                        The Company's previous business
                                        combinations were accounted for using
                                        the purchase method. As of September 30, 2001, the net carrying value of goodwill is $1.4 million. Amortization expense during the nine-month period ended September 30, 2001 was approximately $166,000. An additional expense of $331,000 was recorded in the third quarter of 2001 due to an impairment of goodwill relating to the purchase of the Focus Enhancement networking division. The Company continues to assess but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

                                        In August 2001, the FASB issued SFAS
                                        144, "Accounting for the Impairment or
                                        Disposal of Long-lived Assets." This
                                        Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and infrequently Occurring Events and Transactions, for the disposal of a segment a business" (as previously defined in that Opinion).

                     Advanced Electronic Support Products
                               and Subsidiaries

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                        This Statement also amends ARB No. 51,
                                        Consolidated Financial Statements, to
                                        eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of this Statement generally are to be applied prospectively. Currently the Company is assessing but has not yet determined how the adoption of SFAS 144 will impact its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, ALL THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBOR CREATED THEREBY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THE FOLLOWING: COMPETITION FROM OTHER MANUFACTURERS AND DISTRIBUTORS OF CONNECTIVITY AND NETWORKING PRODUCTS BOTH NATIONALLY AND INTERNATIONALLY; THE BALANCE OF THE MIX BETWEEN ORIGINAL EQUIPMENT MANUFACTURER SALES (WHICH HAVE COMPARATIVELY LOWER GROSS PROFIT MARGINS WITH LOWER EXPENSES) AND NETWORKING AND INTERNATIONAL SALES (WHICH HAVE COMPARATIVELY HIGHER GROSS PROFIT MARGINS WITH HIGHER EXPENSES) FROM PERIOD TO PERIOD; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING AND ASSEMBLY OF PRODUCTS AND THE ABSENCE OF SUPPLY AGREEMENTS; AND WORKING CAPITAL AVAILABILITY TO SUPPORT BOTH INERNAL GROWTH AND FUTURE GROWTH OF THE COMPANY'S OPERATIONS THROUGH ACQUISITIONS. THESE AND ADDITIONAL FACTORS ARE DISCUSSED HEREIN AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR 2000 (THE "FORM 10-KSB"). THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN AND THEREIN INVOLVE AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING), OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" IN THE FORM 10-KSB.

Results of Operations

For the nine months ended September 30, 2001, the Company achieved net sales of $21.1 million, a decrease of $460,000 or 2.1% from net sales of $21.6 million for the nine months ended September 30, 2000. For the quarter ended September 30, 2001, the Company achieved net sales of $6.4 million, a decrease of $1.4 million or 17.5% from net sales of $7.8 million for the quarter ended September 30, 2000. The Company experienced a significant drop in sales throughout its worldwide operation for the quarter ended September 30, 2001 due to worsening economic conditions.

          For the nine months ended September 30, 2001, U.S. OEM and networking sales totaled $8.9 million reflecting a reduction of $2.0 million (18.2%) when compared to $10.9 million for the nine months ended September 30, 2000. International sales were $12.2 million reflecting an increase of $1.1 million (10.0%) when compared to $11.1 million for the nine months ended September 30, 2000. This increase in international sales was due to the additional sales by companies acquired during 2000 and 2001, which amounted to $902,000 for the 2000 nine month period and $2.5 million for the 2001 nine month period (Lanse AS in Norway was acquired in May 2000 and Intelek s.r.o. in the Czech Republic was acquired in August 2001). Without sales from companies acquired, international sales for the nine months ended September 30, 2001 would have been $529,000 (5.2%) lower from period to period.

          The decrease in sales for the third quarter resulted primarily from decreased U.S. OEM sales and networking sales totaling $946,000, or a 26% reduction compared to the same period in 2000, and international sales of $771,000, or a 18.7% reduction compared to the same period in 2000, offset by Intelek sales of $355,000. The primary reason for the sales decrease was the economic slowdown in the United States and abroad. While there can be no assurance, the Company expects its revenues to increase once the reversal of the economic slowdown occurs.

          The Company's gross profit margin was 28.2% for the nine months ended September 30, 2001, compared to 38.7% for the nine months ended September 30, 2000, and was 31.1% for the third quarter of 2001 compared to 37.9% for the third quarter of 2000. The primary reasons for the gross margin decline were a provision for inventory obsolescence of $779,000, shifts in product mix, impact of lower margins from our subsidiary Lanse AS, heightened price competition and lower demand for the Company's products (due to the economic slowdown).

          Selling, general and administrative ("SG&A") expenses increased by $305,000, or 4.1%, to $7.7 million for the nine months ended September 30, 2001, from $7.4 million for the nine months ended September 30, 2000. The increase was due primarily to the Company recording an expense of $331,000 due to an impairment of goodwill relating to the assets acquired in 1997 in connection with Company's acquisition of the Focus Enhancement networking division. For the quarter ended September 30, 2001, SG&A expenses decreased by 5.5% to $2.7 million, from $2.6 million for the comparative 2000 period. Besides the increase from the goodwill impairment described above, SG&A expenses was down as a result of cost reductions offset by $80,000 in expenses relating to Intelek's operations the latter part of the third quarter of 2001. SG&A expenses as a percentage of sales for the three and nine months ended September 30, 2001 were 42.8% and 36.7%, respectively, compared to 33.4% and 34.5%, respectively, for the three and nine months ended September 30, 2000. The Company believes that as sales increase in the future, the Company will again see a reduction in SG&A as a percentage of sales, since many of the Company's SG&A expenses are relatively fixed .

         In the second and third quarters, the Company began steps to modify its cost structure and reduce expenditures in order to respond to the economic slowdown affecting the Company's sales. As a result, worldwide employment dropped at September 30, 2001 by 20% from March 31, 2001 levels and additional workforce reductions are being considered.

         As a result of the aforementioned factors, the loss from operations for the three months ended September 30, 2001 was $746,000, a decrease of $1.1 million from income from operations of $347,000 for the three months ended September 30, 2000. For the first nine months of 2001, the loss from operations was $1.8 million a decrease of $2.7 million from income from operations of $907,000 for the first nine months of 2000.

         Interest expense, net for the nine months ended September 30, 2001 was $209,000, compared to $186,000 for the first nine months of 2000. Interest increased for the first nine months of 2001 due to higher borrowings by the Company compared to the similar period in 2000. Third quarter 2001 interest was lower by $9,000 when compared with interest expense for the third quarter 2000 due to lower borrowing in the 2001 third quarter, primarily due to the private placement completed in June 2001.

         Amortization of intangible assets was $166,000 for the nine months ended September 30, 2001, an increase of $63,000 or 61.2% over amortization of $103,000 for the nine months ended September 30, 2000. This increase is primarily attributable to amortization charges arising as a result of the acquisition by the Company of Lanse in May 2000 and Intelek in August 2001.

         As a result of the foregoing factors, the Company had a net loss of $1.9 million for the nine months ended September 30, 2001, a decrease of $2.5 million from net income of $609,000 for the nine months ended September 30, 2000, and a net loss of $787,000 for the quarter ended September 30, 2001, a decrease of $988,000 from net income of $201,000 for the third quarter of 2000.

         Basic loss per share was $(0.50) for the nine months ended September 30, 2001, compared to the basic earnings per share of $.18 for the nine months ended September 30, 2000. Diluted loss per share was $(0.50) for the first nine months of 2001, compared to diluted earnings per share of $.15 for the first nine months of 2000. For the third quarter of 2001, basic loss per share was $(0.18), compared to basic earnings per share of $.05 for the third quarter of 2000. Likewise, diluted loss per share was $(0.18) for the third quarter of 2001, reduced from diluted earnings per share of $.05 for the third quarter of 2000.

Liquidity & Capital Resources

         Historically, the Company has financed its operations primarily with cash flow from operations and with borrowings under its available lines of credit.

         In September 2001, the Company completed a private placement of shares of its common stock. The Company sold 573,900 shares in the private placement at a gross purchase price of $2.00 per share (558,900 shares were sold on June 29, 2001 and 15,000 shares were sold on July 13, 2001). The net proceeds of the placement ($937,000) were used to complete the acquisition of Intelek and for working capital.

         At September 30, 2001, the Company's working capital was $3.6 million, a decrease of 27.8% over working capital of $5.0 million as of December 31, 2000. The principal causes of the decrease were decreases of approximately $1.2 million in inventories (16.2%), and approximately $1.3 million (75.2%) in cash, offset in part by increases of approximately $1.2 million (36.2%) in accounts receivable ($730,000 of the increase was due to consolidating Intelek beginning in the third quarter), $725,000 (19.9%) in accounts payable, and a decrease of $749,000 (27.9%) in short term borrowings. The decrease in short term borrowings related primarily to the receipt of proceeds from the above described private placement.

         For the nine months ended September 30, 2001, $870,000 of cash was used in operations. The net loss of approximately $1.9 million reduced cash. Net cash used in investing activities was $578,000, including $394,000 (including expenses) used in connection with the acquisition of Intelek s.r.o. and an increase in property and equipment ($189,000). Cash of $143,000 was generated in financing activities primarily from the private placement, which was used on a temporary basis for payments on borrowings. The total used to reduce borrowings was $813,000. As a result of the foregoing, the Company's cash position decreased $1.3 million between December 31, 2000 and September 30, 2001. That decrease, combined with a decrease of $25,000 attributable to the effects of exchange rate changes on cash, produced an overall decrease in cash of $1.3 million. The Company is making efforts to improve its cash situation through cost reductions, collection of accounts receivable, and further reduction in its inventory.

         In September 2001, the Company obtained a renewal of a $4.0 million line of credit from a financial institution. Borrowings available under the line of credit, which matures on September 23, 2002, bear interest at the rate of prime plus one-half (.50) percent. Borrowings under the line of credit are based on specific percentages of the Company's receivables and inventories. The line of credit is secured by a lien on the Company's U.S. assets, including its accounts receivable and inventories. The line of credit is also guaranteed by the Company's principal shareholders, who have pledged the shares of the Company's common stock which they own to secure their respective guarantees. Under the terms of the loan agreement, the Company is required to comply with certain affirmative and negative covenants and to maintain certain financial benchmarks and ratios during future periods. As of September 30, 2001, the Company was in compliance with all of the aforementioned benchmarks and ratios except for the tangible net worth requirement. A waiver has been granted by the financial institution with respect to the third quarter of 2001. In addition, in connection with the waiver, the Company has agreed to reduce its line of credit to $3.0 million. As of September 30, 2001, $1,931,000 was outstanding under the line of credit line and $744,000 was available for borrowing under the line of credit based on applicable borrowing base formulas.

         The Company believes that revenue growth requires working capital to support increased sales and to support the receivables generated from increased sales. The Company believes that its internally generated cash flow from operations, combined with funds expected to be available under its line of credit, will be sufficient to fund its current operations for the next twelve months. The Company may also consider selling debt or equity securities in order to meet its current and future working capital requirements or to fund future acquisitions.

         The Company does not believe that inflation has had a material effect on its financial condition or operating results for the last several years, as the Company has historically been able to pass along increased costs in the form of adjustments to the prices it charges to its customers.

New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) finalized Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

         The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying value of goodwill and other intangibles is $1.9 million. Amortization expense during the nine-month period ended September 30, 2001 was approximately $166,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

         In August 2001, FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be

Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and infrequently Occurring Events and Transactions, for the disposal of a segment a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of this Statement generally are to be applied prospectively. Currently the Company is assessing but has not yet determined how the adoption of SFAS 144 will impact its financial position and results of operations.

ITEM 3. QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates, and as a global company, the Company also faces exposure to adverse movements in foreign currency exchange rates.

         The Company's earnings are affected by changes in short-term interest rates as a result of its credit facility. If short-term interest rates averaged 2% more in the first nine months ended September 30, 2001 and 2000, the Company's interest expense would have increased, and loss before taxes would increase by $34,000 for each period. In the event of a change of such magnitude, management would likely take actions to mitigate its exposure to change.

         The Company's revenues and net worth are affected by foreign currency exchange rates due to having subsidiaries in Norway, Sweden, Germany and the Czech Republic. While the Company's sales to its subsidiaries are denominated in U.S. dollars, each subsidiary owns assets and conducts business in its local currency. Upon consolidation, the subsidiaries' financial results are impacted by the value of the U.S. dollar. A uniform 10% strengthening as of September 30, 2001 in the value of the dollar would have resulted in reduced revenues of $892,000 for the nine months ended September 30, 2001. A uniform 10% strengthening as of September 30, 2000 in the value of the dollar would have resulted in reduced revenues of $882,000 nine months ended September 30, 2000. A uniform 10% strengthening as of September 30, 2001 in the value of the dollar would have resulted in a reduction of the consolidated Company's net worth by $306,000. A uniform 10% strengthening as of September 30, 2000 in the value of the dollar would have resulted in a reduction of the consolidated Company's net worth by $410,000. The strengthening of the value of the dollar has a lesser impact at September 30, 2001 versus 2000 since the Company sold its wholly owned Ukrainian subsidiary in January 2001. The Company periodically evaluates the materiality of foreign exchange risk and the financial instruments available to mitigate this exposure. The Company attempts to mitigate its foreign exchange exposures by maintaining assets in the exposed currency wherever possible. The Company finds it impractical to hedge foreign currency exposure and as a result will continue to experience foreign currency gains and losses.

                          PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         The Company held its annual shareholders' meeting on July 30, 2001. The results of the meeting was previously reported in the Company's Quarterly Report on Form 10-Q for the second quarter of 2001.

ITEM 5.  OTHER INFORMATION

         In September 2001, the Company entered into a non-binding letter of intent to acquire Leteng AS, Norway. In November 2001, the letter of intent expired by its terms and the Company has determined not to move forward with this acquisition.


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

                                           ADVANCED ELECTRONIC SUPPORT
                                           PRODUCTS, INC.


Date: November 14, 2001                    By: /s/ ROY RAFALCO
                                           ------------------------------------
                                           Roy Rafalco, Chief Financial Officer