Form 10-K405
period 2001-12-31
ADVANCED ELECTRONIC SUPPORT PRODUCTS INC
filed 2002-04-01
CIK 1026744

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31,
                       2001 Commission File No. 001-12739

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                   -----------------------------------------
             (Exact name of registrant as specified in its charter)

                 FLORIDA                                 59-2327381
                 -------                                 ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or organization)

         1810 N.E. 144th Street
          North Miami, Florida                             33181
         ----------------------                            -----
(Address of principal executive offices)                 (Zip Code)

                                 (305) 944-7710
                                 --------------
                         (Registrant's telephone number)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:

      TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE
      -------------------                             ON WHICH REGISTERED
                                                      -------------------

             None                                             N/A

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                          Common Stock $.001 par value
                          ----------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing bid price of the Company's common stock, $.001 par value per share (the "Common Stock") as of March 26, 2002 of $.94 per share (as reported on the NASDAQ Small Cap Market), was approximately $2,865,025. There is no non-voting stock.

     The number of shares of the Company's Common Stock which were outstanding as of March 27, 2002 was 4,596,721.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders (which Proxy Statement will be filed on or before 120 days after the end of the Registrant's fiscal year ended December 31, 2001) are incorporated by reference into part Part III hereof. Certain exhibits listed in
Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.

                                      INDEX

                                                                                                                Page
                                                                                                                ----
Forward Looking Statements........................................................................................1
--------------------------

PART I............................................................................................................1
------
   Item 1.       Description of Business..........................................................................1
   -------       -----------------------
   Item 2.       Description of Properties.......................................................................14
   -------       -------------------------
   Item 3.       Legal Proceedings...............................................................................14
   -------       -----------------
   Item 4.       Submission of Matters to a Vote of Security Holders.............................................14
   -------       ---------------------------------------------------

PART II..........................................................................................................15
-------
   Item 5.       Market for Common Equity and Related Stockholder Matters........................................15
   -------       --------------------------------------------------------
   Item 6.       Selected Financial Data.........................................................................17
   -------       -----------------------
   Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations...........18
   -------       -------------------------------------------------------------------------------------
   Item 7(A).    Quantitative and Qualitative Disclosures about Market Risks.....................................26
   ----------    -----------------------------------------------------------
   Item 8.       Financial Statements and Supplementary Data.....................................................26
   -------       -------------------------------------------
   Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............26
   -------       -------------------------------------------------------------------------------------

PART III.........................................................................................................27
--------
   Item 10.      Directors and Executive Officers of the Registrant..............................................27
   --------      --------------------------------------------------
   Item 11.      Executive Compensation..........................................................................27
   --------      ----------------------
   Item 12.      Security Ownership of Certain Beneficial Owners and Management..................................27
   --------      --------------------------------------------------------------
   Item 13.      Certain Relationships and Related Transactions..................................................27
   --------      ----------------------------------------------

PART IV..........................................................................................................27
-------
   Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................27
   --------      ---------------------------------------------------------------

                                      (iii)

FORWARD LOOKING STATEMENTS
--------------------------

     UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES TO "ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.," "AESP," "THE COMPANY," "WE," "OUR" AND "US" IN THIS ANNUAL REPORT ON FORM 10-K INCLUDES ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC. AND ITS SUBSIDIARIES. THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K CONTAIN OR MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES, AND ASSUMPTIONS, INCLUDING, IN ADDITION TO THOSE DESCRIBED BELOW, IN "RISK FACTORS RELATED TO OUR OPERATIONS," IN "RISK FACTORS RELATED TO OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, COMPETITION FROM OTHER MANUFACTURERS AND DISTRIBUTORS OF CONNECTIVITY AND NETWORKING PRODUCTS BOTH NATIONALLY AND INTERNATIONALLY; THE BALANCE OF THE MIX BETWEEN ORIGINAL EQUIPMENT MANUFACTURER SALES (WHICH HAVE COMPARATIVELY LOWER GROSS PROFIT MARGINS WITH LOWER EXPENSES) AND NETWORKING SALES (WHICH HAVE COMPARATIVELY HIGHER GROSS PROFIT MARGINS WITH HIGHER EXPENSES) FROM PERIOD TO PERIOD; OUR DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING AND ASSEMBLY OF PRODUCTS; AND THE ABSENCE OF SUPPLY AGREEMENTS. THESE AND ADDITIONAL FACTORS ARE DISCUSSED HEREIN. YOU SHOULD CAREFULLY CONSIDER THE INFORMATION INCORPORATED BY REFERENCE, AND INFORMATION THAT WE FILE WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC") FROM TIME TO TIME. THE WORDS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "CONTINUE," "ESTIMATE," "PROJECT," "INTEND," AND SIMILAR EXPRESSIONS USED IN THIS FORM 10-K ARE INTENDED TO INDENTIFY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE ANY REVISION OF THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE THEY ARE MADE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. YOU SHOULD ALSO KNOW THAT SUCH STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS, UNCERTAINTIES AND ASSUMPTIONS. SHOULD ANY OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD ANY OF OUR ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED WITHIN THE FORWARD-LOOKING STATEMENTS.

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS
        -----------------------

THE COMPANY

     Advanced Electronic Support Products, Inc. designs, manufactures, markets and distributes networking and computer connectivity products nationally and internationally. We currently offer a broad range of products to our customers, including computer cables, connectors, installation products, data sharing devices, and fiber optic cables, as well as a complete selection of networking products, such as networking interface cards, hubs, transceivers, and repeaters for different networking topologies. We contract with various manufacturers to manufacture and assemble our products using designs and manufacturing specifications (including quality control) provided by us. Our products are manufactured from our own designs as well as from standard industry designs. Our manufacturers are located primarily in the Far East, allowing us to obtain competitive pricing for our products due to comparatively lower labor costs in the production of our products. We also assemble a small percentage of our products at our North Miami facility and manufacture connectivity products at the facility of our subsidiary, Communications Components Company, Inc. ("CCCI"). We offer our products to a broad range of both original equipment manufacturer ("OEM") customers and retailers (such as computer superstores and dealers, and mail order customers) in North America, Latin America, and Eastern and Western Europe. Our networking products are marketed under the name "Signamax Connectivity Systems" and our OEM products are sold under the customer's name. We generally do not offer our products to end users.

     Despite the current economic slowdown generally and particularly in the computer market, we believe that industry trends will lead to an increased demand for the use of networking and computer connectivity products designed to maximize and enhance the functionality of computers, and thereby create a continuing substantial market for our products. Our overriding mission is to design, manufacture and market networking and computer connectivity products which can integrate any computer into any network at any time. Our primary focus is to anticipate technological advancements and consumer preference as far in advance as possible, develop new products and improved features to meet such market demands and transform ideas from concept to market as quickly as possible.

     Our strategy is to increase revenues and operating income through internal growth combined with growth through acquisitions. In 2000 and 2001, we completed two acquisitons and sold one of our operations.

..    In June 2000, we acquired the stock of Lanse AS located in Oslo, Norway.
     Lanse distributes networking hardware to the network installation industry in Norway and also holds exclusive rights in Norway for the Telesafe (TM) product line;

..    During January 2001, we sold our interest in AESP Ukraine, a distributor of our products located in the Ukraine. We expect that AESP Ukraine will continue to act as an exclusive distributor of our products; and

..    On August 29, 2001, we completed the acquisition of Intelek spol. s.r.o for a purchase price of $1,065,700, consisting of $426,142 in cash , a $213,000 note payable, and the issuance of 139,398 shares of our common stock. Intelek is a distributor and manufacturer of networking hardware and wireless networking products with offices in Brno and Prague, Czech Republic.

     We were incorporated in Florida in 1983. Our principal executive offices are at 1810 N.E. 144th Street, North Miami, Florida 33181, and our telephone number is (305) 944-7710.

RISK FACTORS RELATED TO OUR OPERATIONS

     IN ADDITION TO OTHER INFORMATION CONTAINED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-K, YOU SHOULD UNDERSTAND THE FOLLOWING RISK FACTORS RELATED TO OUR OPERATIONS:

Our Industry Experiences Rapid Technological Change

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

The Computer Industry Is Cyclical

     The computer industry has been affected historically by general economic downturns, which have had an adverse economic effect upon manufacturers, distributors and retailers of computers and computer-related products. General economic downturns have traditionally had adverse effects upon the computer-related industry due to the restrictions on expenses for products of this industry during recessionary periods. We may not be able to predict or respond to such cycles within the industry.

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

     While the market for networking and computer connectivity products is one of the fastest growing segments of the technology industry, the technology industry has historically experienced cyclical downturns. The current and any future downturns, unexpected changes in technology or shifts in the distribution channel for networking and computer connectivity equipment could have a materially adverse effect on us.

We Are Dependent on Third Parties for Manufacturing and Assembly; We Have No Supply Agreements

     We are dependent on a number of manufacturers, both domestic and foreign, for the manufacture and assembly of our products pursuant to our design specifications. Although we purchase our products from several different manufacturers, we often rely on an individual manufacturer to produce a particular line of products. Although we have several different product lines, and despite our efforts to minimize such reliance by having other manufacturers available should the need arise, these manufacturers are currently not bound by contract other than by individual purchase orders to supply us with our products. The loss of one or more manufacturers of our original equipment manufacturer products may have a material adverse impact on our business. While most of the connectivity products sold by us are available from multiple sources, we may not be able to replace lost manufacturers of connectivity products with others offering products of the same quality, with timely delivery and/or similar terms.

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

     Over the last five years, we have progressively expanded our supplier base. Presently, we work with approximately 65 suppliers. We have one supplier (located in China), which supplied 11% of our purchases during 1999, 14% of our purchases during 2000 and 9% of our purchases during 2001. No other source of supply accounted for more than 10% of our purchases during 2000 or 2001. We do not enter into supply or requirements contracts with our suppliers. We believe that purchase orders, as opposed to supply or requirement agreements, provide us with more flexibility in responding quickly to customer demand. Nevertheless, the loss of one or more of our suppliers could have an adverse impact on us.

We Utilize Foreign Suppliers and Manufacturers

     Most of the components we utilize in the manufacture and assembly of our products are obtained from foreign countries and a majority of our products are manufactured or assembled in foreign countries, such as the United Kingdom, Czech Republic, China and Taiwan. The risks of doing business with companies in these areas include potential adverse changes in the diplomatic relations of foreign countries with the United States, changes in the relative purchasing power of the United States dollar, hostility from local populations, changes in exchange controls and the instability of foreign governments, increases in tariffs or duties, changes in China's or other countries' most favored nation trading status, changes in trade treaties, strikes in air or sea transportation, and possible future United States legislation with respect to import quotas on products from foreign countries and anti-dumping legislation, any of which could result in delays in manufacturing, assembly and shipment and our inability to obtain supplies and finished products. Alternative sources of supply, manufacture or assembly may be more expensive. We utilize the services of an unaffiliated trading company in Taiwan which assists us in working with our suppliers in the Far East. Although we have not encountered significant difficulties in our transactions with foreign suppliers and manufacturers in the past, we may encounter such difficulties in the future.

We Are Dependent on Third Parties for Distribution

     Substantially all of our revenues are derived from the sale of our products through third parties. Domestically, our products are sold to end users primarily through original equipment manufacturer customers, wholesale distributors, value added resellers, mail order companies, computer superstores and dealers. Internationally, our products are sold through wholesale distributors and mail order companies, dealers, value added resellers, as well as to original equipment manufacturer customers. Accordingly, we are dependent on the continued viability and financial stability of our resellers. Our resellers often offer products of several different companies, including, in many cases, products that are competitive with our products. Our resellers may discontinue purchasing our products or providing our products with adequate levels of support. The loss of, or a significant reduction in sales volume to, a significant number of our resellers could have a material adverse effect on our results of operations.

We Are Dependent on Significant Customers

     Our exclusive distributor in Russia accounted for 9.4% of our net sales for 1999, 11.5% of our net sales in 2000 and 13.7% of our net sales in 2001. We are currently selling products to our Russian distributor generally on a paid-in-advance basis. No other customer accounted for more than 10% of our net sales during fiscal years 1999, 2000, or 2001. During these same periods, our top ten customers (including our Russian distributor) accounted for 32%, 38% and 27%, respectively, of our net sales. The loss of one or more significant customers could have a material adverse effect on our business and results of operations.

We Maintain Significant Inventory

     Although we monitor our inventory on a regular basis, we need to maintain a significant inventory in order to ensure prompt response to orders and to avoid backlogs. We may need to hold such inventory over long periods of time and the capital necessary to hold such inventory restricts the funds available for other corporate purposes. Holding inventory over long periods of time increases the risk of inventory obsolescence. A significant amount of obsolete inventory could have a material adverse effect on our business and our results of operations.

     We recorded provisions for inventory obsolescence totaling $1.1 million in 2001 due to the sudden and significant decrease in demand for our products resulting from decreased spending on technology and a generally sluggish economy, as well as our ongoing transition of focusing our core business on networking products instead of PC connectivity products. These provisions were estimated based on the carrying value of specific current inventory balances compared to current sales prices and estimated future sales price analysis prepared by our sales departments for computer connectivity and networking products in each of our geographic areas of operations.

We Compete with Many Companies

     We compete with many companies that manufacture, distribute and sell computer connectivity and networking products. While these companies are largely fragmented throughout different sectors of the computer connectivity industry, a number of these companies have greater assets and possess greater financial and personnel resources than we do. Some of these competitors also carry product lines that we do not carry and provide services which we do not provide. Competitive pressure from these companies currently affects our business and will likely continue to affect our business and financial condition in the future. In the event that competitors carry products which we carry and price competition with respect to our products were to significantly increase, competitive pressures would likely force us to reduce the prices of our products, which would result in reduced profit margins. Prolonged price competition would have a material adverse effect on our operating results and financial condition. A variety of other potential actions by our competitors, including increased promotion and accelerated introduction of new or enhanced products, could also have a material adverse effect on our results of operations. We may not be able to compete successfully in the future.

Our Growth Strategy Includes Future Acquisitions: We May Not Be Able to Complete Any Acquisitions on Suitable Terms

     One element of our growth strategy involves growth through the acquisition of other companies, assets and/or product lines that would complement or expand our business. We are seeking companies that market to the networking, telecommunications and cable audio/video industries. We believe that acquisitions, mergers, asset purchases or other strategic alliances in these categories should enable us to achieve operating leverage on our existing resource base. Our ability to expand by acquisition has been, and will continue to be limited by the availability of suitable acquisition candidates, in both the United States and internationally, and by our financial condition and the price of our common stock. Our ability to grow by acquisition is dependent upon, and will be limited by, the availability of suitable acquisition candidates and capital, and by restrictions contained in our credit agreement, which require that our senior lender approve any acquisition that we make. In addition, acquisitions involve risks that could adversely affect our operating results, including the assimilation of the operations and personnel of acquired companies and the potential loss of key employees of acquired companies. We may not be able to complete any acquisitions on suitable terms. Other than as required by our Articles of Incorporation, By-Laws, and applicable law, our shareholders generally will not be entitled to vote upon acquisitions that we decide to make.

We Rely on Executive Officers and Key Employees

     Our continued success is dependent to a significant degree upon the services of our executive officers and upon our ability to attract and retain qualified personnel experienced in the various phases of our business. Our ability to operate successfully could be jeopardized if one or more of our executive officers were unavailable and capable successors were not found.

Our Principal Shareholders May Control Us Through the Election of the Entire Board of Directors

     Assuming no exercise of outstanding warrants and options, Messrs. Stein and Briskin own collectively 1,552,014 shares of our Common Stock, representing approximately 35.2% of our outstanding common stock. Since our Articles of Incorporation and By-Laws do not provide for cumulative voting, as a result of their ownership of their shares of common stock, Messrs. Stein and Briskin are effectively able to control us through the election of our entire Board of Directors.

BUSINESS OPERATIONS

General

     The networking and computer connectivity market consists of two wholesale categories: manufacturers of computers and peripherals and distributors; and three resale categories: retail stores, catalog companies and web-based selling organizations. Our strategy is to market our products to all five of these potential customer groups.

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

     In general, the computer industry is characterized by rapidly changing technology. We must continuously update our existing products to keep them current with changing technology and we must develop new products to take advantage of new technologies that could render existing products obsolete. These products must be compatible with the computers and other products with which they are used. Our future prospects are dependent in part on our ability to develop new products that address new technologies and achieve market acceptance. We may not be successful in these efforts. If we were unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability could have a material adverse effect on our future results of operations. In addition, due to the uncertainties associated with the evolving markets which we address, we may not be able to respond effectively to product demands, fluctuations, or to changing technologies or customer requirements and specifications. See "Risk Factors Related to our Operations."

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

Products and Services

     Our product line consists of two main categories: networking and computer connectivity products. In some cases, our OEM business will manufacture products outside this product classification (e.g., medical equipment).

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

     Due to the high volume and labor intensive nature of manufacturing computer connectivity products, most of the products we sell are manufactured outside the United States in such countries as Taiwan, the Peoples' Republic of China, the United Kingdom and the Czech Republic. We utilize the services of an unaffiliated trading company in Taiwan which assists us in working with our suppliers in the Far East. We also assemble a small percentage of our products at our North Miami, Florida facility. Additionally, we manufacture connectivity products at CCCI's facility in Broomall, Pennsylvania.

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

     Over the last five years, we have progressively expanded our supplier base. Presently, we work with approximately 65 suppliers. We have one supplier (located in China) which supplied 11% of our purchases during 1999, 14% of our purchases during 2000 and 9% of our purchases during 2001. No other source of supply accounted for more than 10% of our purchases during 1999, 2000 or 2001. We do not enter into supply or requirements contracts with our suppliers. We believe that purchase orders, as opposed to supply or requirement agreements, provide us with more flexibility in responding quickly to customer demand. Nevertheless, the loss of one or more of our suppliers could have an adverse impact on us.

     Most of the components we utilize in the manufacture and assembly of our products are obtained from foreign countries and a majority of our products are manufactured or assembled in foreign countries, such as the United Kingdom, the Peoples' Republic of China, Czech Republic, and Taiwan. The risks of doing business with companies in these areas include potential adverse changes in the diplomatic relations of foreign countries with the United States, changes in the relative purchasing power of the United States dollar, hostility from local populations, changes in exchange controls and the instability of foreign governments, increases in tariffs or duties, changes in China's or other countries' most favored nation trading status, changes in trade treaties, strikes in air or sea transportation, and possible future United States legislation with respect to import quotas on products from foreign countries and anti-dumping legislation, any of which could result in delays in manufacturing, assembly and shipment and our inability to obtain supplies of finished products. Alternative sources of supply, manufacture or assembly may be more expensive. We utilize the services of an unaffiliated trading company in Taiwan which assists us in working with our suppliers in the Far East. Although we have not encountered significant difficulties in our transactions with foreign suppliers and manufacturers in the past, we may encounter such difficulties in the future. See "Risk Factors Related to our Operations."

Quality Control

     Our goal is to provide our customers with defect-free products. Working with our primary manufacturers and often with our manufacturers of various component parts, we have instituted quality control measures at five stages throughout the manufacturing process. At the first stage, we work with our primary manufacturers to institute a general quality control check upon the entry of the various component parts into the primary manufacturers' factory (a.k.a. the incoming inspection). At the second stage, the primary manufacturer checks to ensure that the component parts function properly. The third and fourth stages of quality control occur after each molding process, with the final product being subject to quality control at the time of shipment to us. The fifth and final stage of quality control occurs at one of our distribution warehouses (North Miami, Germany, Czech Republic, Sweden and Norway). At this final stage of quality control, we test a certain percentage of each shipment of products we receive to ensure the products meet our quality standards.

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

     Substantially all of our revenues are derived from the sale of our products through third parties. Domestically, our products are sold to end users primarily through original equipment manufacturer customers, wholesale distributors, value added resellers, mail order companies, computer superstores and dealers. In Europe, our products are sold through wholesale distributors and mail order companies, dealers, value added resellers and web-based distributors. Accordingly, we are dependent on the continued viability and financial stability of our resale customers. Our resale customers often offer products of several different companies, including, in many cases, products that are competitive with our products. Our resale customers may not continue to purchase our products or provide us with adequate levels of support. The loss of, or a significant reduction in sales volume to, a significant number of our resale customers could have a material adverse effect on our results of operations. See "Risk Factors Related to our Operations."

     Sales to our exclusive distributor in Russia, AESP-Russia, accounted for 9.4% of our net sales for 1999, 11.5% of our net sales for 2000 and 13.7% of our net sales for 2001. We are currently selling products to our Russian distributor on a paid-in-advance basis. Our top 10 customers (including AESP-Russia) accounted for approximately 32%, 38% and 27% of our net sales for the years ended December 31, 1999, 2000, and 2001. Other than AESP-Russia, no customer accounted for more than 10% of our net sales in 1999, 2000, and 2001.

     We believe that due to the vagaries of the computer industry, it is likely that some customers who are significant customers in one period may become insignificant customers in future periods. However, the loss of one or more significant customers could have a material adverse impact on our future business and results of operations.

Marketing and Sales

     Our marketing and sales efforts are directed by our Sales and Marketing department. From a marketing perspective, this department is responsible for, among other things, publishing our catalogs for each product line as well as the general company catalog, assisting our sales group in preparing for sales shows, advertising our products in industry publications, working with mail-order catalogs to prepare advertising space in such catalogs, and providing designs for packaging our products. From the sales perspective, this department is responsible for, among other things, contacting potential customers with information and prices for our products, following leads from trade shows, providing customer support and visiting customers on a regular basis. The department is divided in responsibility by geographic location.

     Original equipment manufacturer sales are handled by salespersons located in our headquarters in North Miami, Florida. All original equipment manufacturer customers receive their shipments from our North Miami warehouse or directly from the factory manufacturing their products. Networking and connectivity sales are generally handled from our headquarters in North Miami, Florida, from CCCI's facilities in Broomall, Pennsylvania, and from our German, Swedish, Norwegian, and Czech Republic offices and warehouses.

Competition

     We compete with many companies that manufacture, distribute and sell computer connectivity and networking products. While these companies are largely fragmented throughout different sectors of the computer connectivity industry, a number of these companies have greater assets and possess greater financial and personnel resources than we do. Some of these competitors also carry product lines which we do not carry and provide services which we do not provide. Competitive pressure from these companies may materially adversely affect our business and financial condition in the future. In the event that more competitors begin to carry products which we carry and price competition with respect to our products significantly increases, competitive pressures could force us to reduce the prices of our products, which would result in reduced profit margins. Prolonged price competition would have a material adverse effect on our operating results and financial condition. A variety of other potential actions by our competitors, including increased promotion and accelerated introduction of new or enhanced products, could also have a material adverse effect on our results of operations. We may not be able to compete successfully in the future. See "Risk Factors Related to Our Operations."

Growth Strategy

     Our strategic objective is to become a leader in the computer connectivity and networking equipment market, and to make the name "Signamax" and "AESP" synonymous with state-of-the-art hardware in this segment.

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

     Our ability to expand by acquisition has been, and will continue to be, limited by the availability of suitable acquisition candidates, in both the United States and internationally, and by our financial condition and the market price of our common stock. Our ability to grow by acquisition is also impacted by restrictions contained in our credit agreement. See "Risk Factors Related to our Operations" for factors which impact our ability to complete acquisitions and for risks relating to acquisitions which we completed.

Corporate Organization

     Our operations are divided into six departments: (1) the Sales and Marketing Department, (2) the International Sales Department (including sales offices in Sweden, Germany, the Czech Republic, and Norway), (3) the Purchasing Department, (4) the Operations Department (including shipping, warehouse and quality control and production groups), (5) the Finance/Accounting Department (including MIS), and (6) manufacturing/CCCI. The Sales and Marketing Department covers sales in the United States, Canada, and Latin America. Account Managers and Customer Service Representatives service this department from our North Miami, Florida headquarters. The International Sales Department covers sales in Eastern and Western Europe, with offices in Sweden, Germany, the Czech Republic, and Norway, and exclusive distributors in Russia and Ukraine.


Employees

     As of December 31, 2001, we employed 134 people at the following locations:
Miami office-44; Norway-21; CCCI-12; Sweden-8; Czech Republic-41; and Germany-8. Company wide-25 employees work in administration/accounting, 9 employees work in purchasing, 47 employees work in sales and marketing, and 53 work in operations. None of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good.

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

ITEM 2. DESCRIPTION OF PROPERTIES
        -------------------------

     Our executive offices are located in North Miami, Florida. The table set forth below identifies the principal properties we currently utilize as of December 31, 2001. All properties are leased, are in good condition and are adequate for our present requirements. RSB Holdings, Inc., a related party, owns our corporate headquarters, product assembly and central warehouse, and leases such properties to us. Under the terms of our credit agreement, RSB Holdings has executed landlord waivers, permitting the lender the priority right to enter our premises and seize collateral in the event of a default under the credit agreement. See notes 2 and 6 of Notes to Consolidated Financial Statements for information regarding the financial terms of our leases.

                                                             SQUARE
    FACILITY DESCRIPTION                LOCATION            FOOTAGE
    --------------------                --------            -------
Corporate Headquarters, Product   North Miami, FL            30,000
Assembly and Central Warehouse
Sales Office and Warehouse        Oslo, Norway               18,300
Sales Office and Warehouse        Munich, Germany            12,000
Sales Office and Warehouse        Brno, Czech Republic       10,650
Sales Office and Manufacturing    Broomall, Pennsylvania      5,085
Sales Office and Warehouse        Tierp, Sweden               5,000
Sales Office and Warehouse        Prague, Czech Republic      4,500


     We also utilize a bonded warehouse in Rotterdam, Netherlands. We pay rent for this warehouse based upon the number of pallets which we store in this facility from time to time.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

     As of the date of this Form 10-K, we were not a party to any material legal proceedings, nor are any such proceedings threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matters were submitted to a vote of our shareholders during the fourth quarter of the 2001 fiscal year.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        --------------------------------------------------------

                           PRICE RANGE OF COMMON STOCK

     Our common stock has been quoted on the NASDAQ Small Cap Market under the symbol "AESP" since February 12, 1997. Our common stock purchase warrants were quoted on the NASDAQ Small Cap Market from February 12, 1997 until they expired by their terms on February 12, 2002. The following table sets forth the high and low bid prices for our common stock for each quarter during our two most recent fiscal years, as reported by NASDAQ:

                           COMMON STOCK      WARRANTS
                          -------------   -------------
                           HIGH    LOW     HIGH    LOW
                          -----   -----   -----   -----
2000
----
First Quarter             $8.38   $1.66   $2.88   $0.28
Second Quarter             3.25    1.75    1.00    0.34
Third Quarter              3.63    1.81    0.88    0.25
Fourth Quarter             2.38    1.06    0.38    0.09

2001
----
First Quarter              2.59    1.38    0.44    0.09
Second Quarter             3.47    1.53    0.47    0.09
Third Quarter              3.69    2.25    0.27    0.12
Fourth Quarter             3.02    1.46    0.33    0.03

2002
----
First Quarter              2.40     .71    0.01    0.01

     At March 26, 2002, the number of holders of record of our common stock was
35. However, we estimate that there are approximately 500 beneficial holders of our common stock.

     On February 12, 2002, our outstanding publicly traded common stock purchase warrants to purchase 920,000 shares of our common stock at an exercise price of $6.90 per share expired by their terms.

     We have never paid any dividends and we do not intend to pay any cash dividends on our common stock for the foreseeable future. We intend to reinvest our earnings, if any, in the growth and expansion of our business. Other than limitations on our borrowing based upon a borrowing base formula and other limitations imposed on us by our credit facility, there are no restrictions that limit our ability to pay dividends.

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

     In June 2001, we completed a private placement of 573,900 shares of our common stock at a price of $2.00 per share before underwriting commissions and expenses of $210,800. The private placement was completed in accordance with the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder. We used the net proceeds of the placement (approximately $.9 million) to complete the acquisition of Intelek and for working capital. In connection with the placement, we issued a warrant to designees of Newbridge Securities Corporation, which acted as the placement agent, to purchase 57,390 shares of our common stock at an exercise price of $2.20 per share. Additionally, we have subsequently registered for resale in the public market all of the shares of common stock issued in the Intelek acquisition and sold in the private placement.

     Our Articles of Incorporation and By-Laws contain provisions that may have the effect of discouraging certain transactions involving an actual or threatened change of control of our company. In addition, our Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the preferences, rights and limitations of any such series without shareholder approval. Further, two of our executive officers (Messrs. Stein and Briskin), who collectively at present own 35.2% of our outstanding common stock, have provisions in their employment agreements requiring us to pay, under certain circumstances, each of them $750,000 in the event of a change in control of our company. Furthermore, such payments which exceed a certain level of compensation may not be deductible for us for federal corporate income tax purposes. The ability to issue preferred stock and the change in control payments could have the effect of discouraging unsolicited acquisition proposals or making it more difficult for a third party to gain control of our company, or otherwise could adversely affect the market price of our common stock.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

     The following table represents our selected consolidated financial information. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and notes thereto and
Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations which contains a description of the factors that materially affect
-------------
the comparability from period to period of the information presented herein

                                                      Years Ended December 31,
                                          -----------------------------------------------
                                            2001      2000      1999      1998      1997
                                          -------   -------   -------   -------   -------
                                            (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net Sales                                 $30,183   $30,231   $26,466   $21,969   $21,186
Cost of sales                              22,114    18,722    16,300    13,646    12,069
Operating expenses                         12,050    10,464     9,267    11,697     8,005
                                          -------   -------   -------   -------   -------
         Income (loss) from operations     (3,981)    1,045       899    (3,374)    1,112
Interest expense and other                    218       164       263     1,164       202
                                          -------   -------   -------   -------   -------
Income (loss) before income taxes          (4,199)      881       636    (4,538)      910
Income tax expense                             15       169       249       267       261
                                          -------   -------   -------   -------   -------
Net Income (loss)                         $(4,214)  $   712   $   387   $(4,805)  $   649
                                          =======   =======   =======   =======   =======
Earnings (loss) Per Share:
   Basic                                  $ (1.05)  $   .20   $   .12   $ (1.99)  $   .32
   Diluted                                  (1.05)      .18       .10     (1.99)      .30

                                                         As of December 31,
                                           ----------------------------------------------
                                            2001      2000      1999       1998     1997
                                           ----------------------------------------------
                                                            (In thousands)
BALANCE SHEET DATA:
Accounts receivable                         4,094     3,299     3,058     3,038     5,037

Inventories                                 5,930     7,411     5,689     6,158     5,765

Working capital                             2,556     4,959     4,653     4,496     8,093

Total assets                               14,205    15,426    12,488    12,415    13,005

Current liabilities                         9,146     7,884     6,353     6,531     3,514

Long term debt, less current portion           30       119       229       221     1,507

Shareholders' equity                        5,029     7,423     5,907     5,663     7,984

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

RISK FACTORS RELATING TO OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     IN ADDITION TO THE OTHER INFORMATION CONTAINED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-K, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS RELATED TO OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Our Operating Results are Uncertain

     Our net income (loss) for the 1999, 2000 and 2001 fiscal years was $387,000, $712,000 and $(4.2) million, respectively. We expect our expenses to increase in the future as we seek to continue to grow our business. We cannot assure you that our revenue will increase. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations, we may be unable to return to profitability as in prior years.

Our Working Capital is Tight

     We operate our business using working capital derived from our operations and from funds available from our line of credit. We believe that growth requires working capital to support the increased levels of inventory necessary to meet customer demands and to support accounts receivable generated from increased sales. We believe that operating cash flow generated through existing customers and business activities, current cash and cash equivalents and funds available from our line of credit will be sufficient to fund operating cash flow needs over the next twelve months. However, financing will likely be required if we are to be in a position to complete additional acquisitions. We may also consider selling debt or equity securities in order to meet our current and future working capital requirements or to fund future acquisitions. If we are unable to generate sufficient cash flow from operations or in some other fashion, or reduce our expenses or obtain a renewal of our line of credit, our business will be materially and adversely affected.

Our Credit Agreement Imposes Restrictions

     We have a $3.0 million revolving line of credit with a financial institution. The agreement governing the line of credit contains covenants that impose limitations on us (including the requirement that any acquisition which we make be approved by the financial institution), limits our borrowings based upon a borrowing base formula tied to the value of our accounts receivable and inventory from time to time, and requires us to be in compliance with certain financial covenants. Our revolving line of credit currently expires in September 2002. If we fail to make required payments, or if we fail to comply with the various covenants contained in our credit agreement, the lender may be able to accelerate the maturity of such indebtedness. The line of credit is also guaranteed by our principal shareholders, who have pledged a portion of the shares of common stock which they own to secure their respective guarantees. As of December 31, 2001, we were not in compliance with the required financial covenants in our credit agreement. A waiver has been granted by the financial institution with respect to the year ended December 31, 2001. In connection with obtaining the waiver, the Company has agreed to an interest rate increase of a half percent (.5%) thus bringing the interest rate on the line of credit to prime plus one percent (1%). Further, we will likely violate these financial covenants during future periods including at March 31, 2002, and need waivers for such financial covenant violations unless our results of operations substantially improve. Our U.S. receivables, inventory and other assets are pledged to the lender to secure our line of credit. To the extent that there is an increase in interest rates, or present borrowing arrangements are no longer available or the lender is unwilling to waive future covenant violations, it would likely cause us to be adversely impacted.

Our Operating Results May Fluctuate

     Our quarterly and annual operating results are impacted by many factors, including the timing of orders, the availability of inventory to meet customer requirements, and inventory obsolescence. A large portion of our SG&A expenses are relatively fixed. Since we typically do not obtain long-term purchase orders or commitments from our customers, we must anticipate the future volume of orders based upon the historic purchasing patterns of our customers and upon our discussions with our customers as to their future requirements. Cancellations, reductions or delays in orders by a large customer or a group of customers and inventory obsolescence could have a material adverse impact of our business, financial condition and results of operations.

Impact of Fluctuations in Interest Rates and Exchange Rates Could Affect Our Results

     We are exposed to market risk from changes in interest rates, and as a global company, we also face exposure to adverse movements in foreign currency exchange rates.

     Our earnings are affected by changes in short-term interest rates as a result of our credit facility. If short-term interest rates averaged 2% more in 2001, 2000 and 1999, our interest expense would have increased, and loss before taxes would increase by $32,600, $47,800, and $ 48,200 respectively. In the event of a change of such magnitude, our management would likely take actions to mitigate its exposure to change.

     Our revenues and net worth are affected by foreign currency exchange rates due to having subsidiaries in Norway, Sweden, Germany, and the Czech Republic. While our sales to our subsidiaries are denominated in U.S. dollars, each subsidiary owns assets and conducts business in its local currency. Upon consolidation, our subsidiaries' financial results are impacted by the value of the U.S. dollar. A uniform 10% strengthening as of December 31, 2001 and 2000, in the value of the dollar would have resulted in reduced revenues of $1.3 million for the years of 2001 and 2000. A uniform 10% strengthening as of December 31, 1999, in the value of the dollar would have resulted in reduced revenues of $1.2 million for the year of 1999. A uniform 10% strengthening as of December 31, 2001 in the value of the dollar would have resulted in a reduction of our consolidated net worth by $193,600. A uniform 10% strengthening as of December 31, 2000 in the value of the dollar would have resulted in a reduction of our consolidated net worth by $418,400. A uniform 10% strengthening as of December 31, 1999 in the value of the dollar would have resulted in a reduction of our consolidated net worth by $377,600. The strengthening of the value of the dollar has a lesser impact at December 31, 2001 versus 2000 since we sold our wholly owned Ukrainian subsidiary in January 2001 and we acquired Intelek late in the year. We periodically evaluate the materiality of foreign exchange risk and the financial instruments available to mitigate this exposure. We attempt to mitigate our foreign exchange exposures by only maintaining assets directly related to the local operations in the exposed currency wherever possible. We find it impractical to hedge foreign currency exposure and as a result will continue to experience foreign currency gains and losses.

We Will Not Pay Dividends Even If We Are Profitable

     We can make no assurances that our future operations will be profitable. Should our operations be profitable, it is likely that we would retain our earnings in order to finance future growth and expansion. Therefore, we do not presently intend to declare or pay cash dividends, and it is not likely that any dividends will be paid in the foreseeable future.

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60, which was recently released by the U.S. Securities and Exchange Commission, encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

     Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Revenue Recognition

     Revenues are recognized at the time of shipment of the respective merchandise. The Company includes shipping and handling fees billed to customers as revenues. Costs of sales include outbound freight and preparing customers' orders for shipment. Included in net sales in the accompanying consolidated statements of operations for the years ended December 31, 2001, 2000, and 1999 are shipping and handling fees of $926,000, $841,000 and $844,000 respectively.

Use of Estimates

     Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and the carrying value of inventories and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

     For the year ended December 31, 2001, we achieved net sales of $30.2 million, compared to net sales of $30.2 million for the year ended December 31, 2000. Revenues in 2001 were positively impacted by $3.0 million in full year sales of Lanse (2000 revenues of $1.7 million for the seven months of 2000 during which we owned Lanse) and by $1.8 million in 2001 sales by Intelek (acquired in August 2001). Without the impact of these acquisitions, net sales would have decreased by $3.1 million or 10.2% from 2000 to 2001. This significant drop in sales throughout our worldwide operation for the year ended December 31, 2001 was due to several factors including worsening worldwide economic conditions generally in the technology market and specifically in several of our markets. We expect those factors will continue to impact our revenues in 2002, although we believe that our revenues will increase as the economy improves during the latter part of 2002 and into 2003.

     For the year ended December 31, 2001, U.S. original equipment manufacturer
(OEM) sales totaled $4.9 million reflecting a reduction of $900,000 (15.7%) when compared to $5.8 million for the year ended December 31, 2000. International sales were $17.8 million reflecting an increase of $1.5 million (9.3%) when compared to $16.3 million for the year ended December 31, 2000. However, this increase related to increased sales from Lanse and Intelek. Without sales from companies acquired, international sales for the year ended December 31, 2001 would have been $16.1 million or 8.2 % lower from period to period. U.S. networking sales were $7.3 million for 2001, compared to $7.8 million for 2000.

     Our gross profit margin for the year ended December 31, 2001 was 26.7% compared to 38.1% for the year ended December 31, 2000. The primary reasons for the gross profit margin decline were the impact of lower margins relating to sales by Lanse and Intelek (which have historic margins lower than the Company's historic margins), heightened price competition and lower demand for the Company's products (due to the economic slowdown) and provisions for inventory impairment. We recorded provisions for inventory impairment totaling $1.1 million in 2001 due to the sudden and significant decrease in demand for our products resulting from decreased spending on technology and a generally sluggish economy, as well as our ongoing transition from PC connectivity products to networking products. These provisions were estimated based on the carrying value of specific current inventory balances compared to current sales prices and estimated future sales price analysis prepared by our sales departments for computer connectivity and networking products in each of our geographic areas of operations. The provision for inventory obsolescence was made for certain specific inventory items in the U.S. of $635,000 and in Western Europe of $494,000. Had the Company not recorded the $1.1 million provision for inventory impairment in 2001, its gross profit margin would have been 30.5% of net sales.

    Selling, general and administrative ("SG&A") expenses increased by approximately $44,000, or .4%, to $10.5 million for the year ended December 31, 2001, from $10.5 million for the year ended December 31, 2000. The increase in SG&A expenses is as a result of cost reductions offset by $542,000 in expenses relating to Intelek's operations after its acquisition by the Company. We also incurred a $161,000 non cash charge in 2001 relating to a stock option granted to an investment banking firm for its services and recorded an increase in our provision for losses on accounts receivable of $170,000, due to worsening economic conditions. We believe (although there can be no assurance) that as sales increase in the future, we will again see a reduction in SG&A as a percentage of net sales, since many of our SG&A expenses are relatively fixed.

     Based on current market conditions and an analysis of projected undiscounted cash flows calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 121, the Company determined that the carrying value of certain long-lived assets associated with the Company's 1997 purchase of Focus Enhancement's Networking Division (Focus), March 1999 purchase of CCCI., May 2000 purchase of Lanse AS, and August 2001 purchase of Intelek spol. s.r.o. may not be recoverable. The resultant impairment has necessitated a write-down of goodwill of approximately $331,000 related to Focus, $317,000 related to CCCI, $680,000 related to Lanse AS, and $214,000 related to Intelek spol. s.r.o. The estimated fair value of these long-lived assets has been determined by calculating the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

     In the second and third quarters of 2001, the Company began steps to modify its cost structure and reduce expenditures in order to respond to the economic slowdown affecting the Company's sales. As a result, worldwide employment dropped at December 31, 2001 by 20% from March 31, 2001 levels and additional workforce and expense reductions are being considered.

     Amortization of intangible assets was $203,000 for the year ended December 31, 2001, an increase of $20,000 or 11% over amortization of $183,000 for the year ended December 31, 2000. This increase is primarily attributable to amortization charges arising as a result of the acquisition by the Company of Lanse in May 2000. Commencing in 2002, we will no longer be obligated to amortize goodwill, but will be required to periodically assess the value of goodwill on our balance sheet under Statement of Financial Accounting Standard No. 142 in order to determine whether an impairment charge is required relating to the goodwill remaining on our financial statements. We are assessing but have not yet determined how the new accounting pronouncement will impact our financial statements.

     As a result of the aforementioned factors, the loss from operations for the year ended December 31, 2001 was $(4.0) million, a decrease of $5.0 million from income from operations of $1 million for the year ended December 31, 2000.

     Interest expense was relatively flat from period to period ($292,000 in 2001 compared to $285,000 for 2000). Interest income decreased due primarily to lower interest rates. Income tax expense decreased to $15,000 in 2001 from $170,000 in 2000, as a result of decreased profitability in Europe. Since the Company has U.S. income tax loss carry forwards, and currently maintains a tax valuation allowance of $3.6 million, the company does not expect to pay U.S. income tax in the forseeable future.

     As a result of the foregoing factors, we incurred a net loss of $4.2 million for the year ended December 31, 2001, a decrease of $4.9 million compared to net income of $712,000 for the year ended December 31, 2000.

     The loss per diluted share was $(1.05) for the year ended December 31, 2001, compared to the earnings per diluted share of $.18 for the year ended December 31, 2000. Weighted average shares outstanding were 4,634,420 in 2001, compared to 3,929,742 in 2000 (on a diluted basis), due principally to shares issued in June 2001 in a private placement.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     For the year ended December 31, 2000, net sales were $30.2 million, an increase of $3.8 million, or 14.2%, over net sales of $26.5 million for the year ended December 31, 1999. The increase in sales primarily resulted from increases in domestic sales to both OEM and networking customers. OEM sales were up $1.7 million, or 42.9%, for the 2000 fiscal year compared to the 1999 fiscal year. Sales during 2000 also benefited from $2.2 million increase in international sales (after accounting for the negative effect on international sales of the strengthening U.S. dollar during the period), which includes $1.7 million of sales from Lanse AS (which we acquired in June 2000). Sales during 2000 and 1999 to our Russian distributor aggregated $3.5 million and $2.5 million respectively.

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

     Below is a chart setting forth our contractual payment obligations as of December 31, 2001 which have been aggregated in order to facilitate a basic understanding of our liquidity (in thousands):

                                                       Payments Due by Period
                                                       ----------------------
Contractual Obligations    Total   Less than 1
                                       year      1-3 years  4-5 years   After 5 years
                                                 ------------------------------------
Line of Credit            $1,546      $1,546      $   --       $ --         $   --
Long-term debt               300         270          30
Operating leases           2,693         534       1,105        366            688

Total contractual cash    --------------------------------------------------------
obligations               $4,539      $2,350      $1,135       $366         $  688

     During 2001, we completed a private placement of shares of our common stock. We sold 573,900 shares in the private placement at a gross purchase price of $2.00 per share. The net proceeds of the placement ($937,000) were used to complete the acquisition of Intelek and for working capital.

     At December 31, 2001, our working capital was $2.6 million, a decrease of 48.4% over working capital of $5.0 million as of December 31, 2000. Similarly, our current ratio was 1.28 at December 31, 2001, compared to 1.63 at December 31, 2000. The principal causes of the decrease were decreases of approximately $1.5 million in inventories (20%) and approximately $481,000 (27.2%) in cash along with increases of approximately $2.0 million (55.6%) in accounts payable ($1.2 million of the increase was due to consolidating Intelek beginning in the third quarter 2001), offset in part by increases of approximately $795,000 (24.1%) in accounts receivable (Increase in accounts receivable was due to consolidating Intelek beginning in the third quarter 2001), and decrease of approximately $1.1 million (42.3%) in short term borrowings. The decrease in short term borrowings related primarily to the receipt of proceeds from the above described private placement.

     For the year ended December 31, 2001, $434,000 of cash was provided by operations. Net cash used in investing activities was $653,000, including $394,000 (including expenses) used in connection with the acquisition of Intelek spol. s.r.o. and an increase in property and equipment ($265,000). Cash of $217,000 was used in financing activities primarily from the private placement, which was used on a temporary basis for payments on borrowings. The total used to reduce borrowings was $1.2 million. As a result of the foregoing, the Company's cash position decreased $436,000 between December 31, 2000 and December 31, 2001. That decrease, combined with a decrease of $45,000 attributable to the effects of exchange rate changes on cash, produced an overall decrease in cash of $481,000. The Company is making efforts to improve its cash situation through cost reductions, collection of accounts receivable, and further reduction in its inventory.

     In September 2001, the Company obtained a renewal of a $4.0 million line of credit from a financial institution. Borrowings available under the line of credit, which matures on September 23, 2002, bear interest at the rate of prime plus one-half (.50) percent (increased to prime plus one percent (1.0%) in March
2002). Borrowings under the line of credit are based on specific percentages of our receivables and inventories. The line of credit is secured by a lien on our U.S. assets, including accounts receivable and inventories. The line of credit is also guaranteed by our principal shareholders, who have pledged a portion of the shares of our common stock which they own to secure their respective guarantees. Under the terms of the loan agreement, we are required to comply with certain affirmative and negative covenants and to maintain certain financial benchmarks and ratios during future periods. As of September 30, 2001, we were not in compliance with the tangible net worth and leverage requirements. A waiver has been granted by the financial institution and in connection with the waiver, we agreed to reduce its line of credit to $3.0 million. We were also not in compliance with the tangible net worth and leverage requirements at December 31, 2001. While the lender has granted a waiver of our covenant violations, it has increased our interest rate by .5%, to prime plus 1%. Additionally, we will likely not meet our financial covenants in future periods unless our results of operations substantially improve. While there can be no assurance, we expect that our lender will continue to waive covenant violations during future periods. As of December 31, 2001, $1.5 million was outstanding under the line of credit line and $950,000 was available for borrowing under the line of credit based on applicable borrowing base formulas. As of March 27, 2002, $2.0 million was outstanding under the line of credit and $180,000 was available for borrowing under the line of credit based on applicable borrowing base formulas.

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

Recent Accounting Pronouncements

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

     SFAS 142 requires, among other things, that companies no longer amortise goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company's previous business combinations were accounted for using the purchase method except the acquisition of AFSP Jotec as in 1997. The Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary. Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment a business" (as previously defined in that Opinion). The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of this Statement generally are to be applied prospectively. Currently the Company is assessing but has not yet determined how the adoption of SFAS 144 will impact its financial position and results of operations.

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
           -----------------------------------------------------------

     We are exposed to market risk from changes in interest rates, and as a global company, we also faces exposure to adverse movements in foreign currency exchange rates.

     Our results of operations are affected by changes in short-term interest rates as a result of the variable interest rate contained in its credit facility. If short-term interest rates averaged 2% more in the year ended December 31, 2001 and 2000 and 1999, our interest expense would have increased by $32,600, $47,800, and $48,200 respectively. In the event of a change of such magnitude, management would likely take actions to mitigate our exposure to change.

     Our revenues and net worth are also affected by foreign currency exchange rates due to having subsidiaries in Norway, Sweden, Germany and the Czech Republic. While our sales to its subsidiaries are denominated in U.S. dollars, each subsidiary owns assets and conducts business in its local currency. Upon consolidation, the subsidiaries' financial results are impacted by the value of the U.S. dollar. A uniform 10% strengthening as of December 31, 2001 and 2000 in the value of the dollar would have resulted in reduced revenues of $1.3 million for the years 2001 and 2000. A uniform 10% strengthening as of December 31, 1999 in the value of the dollar would have resulted in reduced revenues of $1.2 million for the year of 1999. A uniform 10% strengthening as of December 31, 2001 in the value of the dollar would have resulted in a reduction of the our consolidated net worth by $193,600. A uniform 10% strengthening as of December 31, 2000 in the value of the dollar would have resulted in a reduction of our consolidated net worth by $418,400. A uniform 10% strengthening as of December 31, 1999 in the value of the dollar would have resulted in a reduction of the our consolidated net worth by $377,600. The strengthening of the value of the dollar has a lesser impact at December 31, 2001 versus 2000 since the Company sold its wholly owned Ukrainian subsidiary in January 2001 and we acquired Intelek late in the year. We periodically evaluate the materiality of foreign exchange risk and the financial instruments available to mitigate this exposure. We attempt to mitigate its foreign exchange exposures by only maintaining assets directly related to the local operations in the exposed currency wherever possible. We find it impractical to hedge foreign currency exposure and as a result will continue to experience foreign currency gains and losses in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

     The financial information required by Item 8 is attached to this Report following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE.
        ---------------------

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

     The information required by Item 10 is hereby incorporated by reference from the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

     The information required by Item 11 is hereby incorporated by reference from the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     The information required by Item 12 is hereby incorporated by reference from the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     The information required by Item 13 is hereby incorporated by reference from the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

FINANCIAL STATEMENTS
--------------------

Index To Financial Statements                                                                           Page
-----------------------------                                                                           ----
Report of Independent Certified Public Accountants                                                       F-2
Consolidated Balance Sheets at December 31, 2001 and 2000                                                F-3
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000, and 1999              F-4
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2001, 2000, and 1999    F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999              F-6
Summary of Significant Accounting Policies                                                               F-8
Notes to Consolidated Financial Statement                                                                F-12
Schedule II - Valuation and Qualifying Accounts                                                          F-23

EXHIBITS
--------

3.1   Amended and Restated Articles of Incorporation of the Company (1)
3.2   By-Laws of the Company (2)
3.3   Articles of Amendment to Amended and Restated Articles of Incorporation
      (2)
3.4   Second Amended and Restated By-Laws of the Company (2)
4.1   Form of Common Stock Certificate (2)
4.3   Form of Newbridge Warrant Agreement *
10.1 Lease Agreement between the Company and RSB Holdings, Inc., dated July 15, 1996 (2)
10.2 Promissory Note between the Company and U.S. Advantage, dated July 15, 1996 (2)
10.3  Form of 1996 Stock Option Plan (2)
10.4  Form of Employment Agreement between the Company and Slav Stein (2)
10.5  Form of Employment Agreement between the Company and Roman Briskin (2)
10.6  Reserved
10.7 Form of Contingent Stock Option Agreement between the Company and Messrs. Stein and Briskin (2)
10.8  Amendment to 1996 Stock Option Plan (7)
10.9 Loan Agreement between the Company and Commercebank, N.A., dated September 23, 1999 (6)
10.10 Reserved
10.11 Reserved
10.12 Reserved
10.13 Reserved
10.14 Reserved
10.15 Amendment to Loan Agreement between the Company and Commercebank, N.A. dated as of September 2, 2000 (9)
10.16 Stock Purchase Agreement dated May 31, 2000 by and among Jotec AESP AS and the shareholders of Lanse AS (8)
10.17 Amendment to Loan Agreement between the Company and Commercebank, N.A. dated March 16, 2001 (10)
10.18 Stock Purchase Agreement dated August 29, 2001 by and among AESP Computerzubehor GmbH and Intelek spol. s.r.o. (11)
10.19 Amendment to Loan Agreement between the Company and Commercebank, N.A. dated as of September 21, 2001 (12)
21    List of Subsidiaries*
23    Consent of BDO Seidman, LLP*

*    Filed herewith.

(1) Incorporated by reference to our Registration Statement on Form 8-A (SEC File No. 000-21889) filed with the SEC on December 18, 1996.

(2) Incorporated by reference to our Registration Statement on Form SB-2, and amendments thereto (SEC File No. 333-15967), declared effective February 13, 1997.

(3)  Reserved

(4)  Reserved

(5)  Reserved

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

(8) Incorporated by reference to our Current Report on Form 8-K filed July 10, 2000.

(9) Incorporated by reference to our Registration Statement on Form SB-2 (SEC File No. 333-48944) filed with the SEC on October 30, 2000.

(10) Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2000.

(11) Incorporated by reference to our Current Report on Form 8-K filed September 7, 2001.

(12) Incorporated by reference to our Current Report on Form 8-K filed September 26, 2001.

REPORTS ON FORM 8-K
-------------------

          There were no current reports on Form 8-K filed during the fourth quarter of 2001.

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

                                                 REGISTRANT:

                                                 ADVANCED ELECTRONIC SUPPORT
                                                 PRODUCTS, INC.


                                                 By: /s/ SLAV STEIN
                                                     ---------------------------
                                                         Slav Stein, President

                                                 Date: March 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                             Title                              Date
-----------------------   --------------------------------------------    ---------------

/s/ SLAV STEIN            President, Chief Executive Officer and a         March 29, 2002
------------------        Director (Principal Executive Officer)
Slav Stein


/s/ ROMAN BRISKIN         Executive Vice President, Secretary and a        March 29, 2002
------------------        Director
Roman Briskin


/s/ TERRENCE R. DAIDONE   Director                                         March 29, 2002
-----------------------
Terrence R. Daidone


/s/ WILLIAM B. COLDRICK   Director                                         March 29, 2002
-----------------------
William B. Coldrick


/s/ LEONARD SOKOLOW       Director                                         March 29, 2002
-------------------
Leonard Sokolow


/s/ ROY RAFALCO           Chief Financial Officer and Treasurer            March 29, 2002
---------------           (Principal Financial and Accounting Officer)
Roy Rafalco

           ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC. AND SUBSIDIARIES

                                     INDEX

Report of Independent Certified Public Accountants..............................................................F-2

Consolidated Balance Sheets at December 31, 2001 and 2000.......................................................F-3

Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999......................F-4

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999............F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999......................F-6

Summary of Significant Accounting Policies......................................................................F-8

Notes to Consolidated Financial Statements.....................................................................F-12

Schedule II-  Valuation and Qualifying Accounts................................................................F-23

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Advanced Electronic Support Products, Inc.
North Miami, Florida

     We have audited the accompanying consolidated balance sheets of Advanced Electronic Support Products, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. We have also audited the schedule listed in the accompanying index. These financial statements and the accompanying schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Electronic Support Products, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

                                                                BDO SEIDMAN, LLP

Miami, Florida
March 22, 2002

           ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               December 31, 2001    December 31, 2000
                                                                               -----------------    -----------------
ASSETS

CURRENT ASSETS:
         Cash                                                                       $ 1,288              $ 1,769
         Accounts receivable, net of allowance for doubtful accounts of $233
          and $125 at December 31, 2001 and 2000, respectively                        4,094                3,299
         Inventories                                                                  5,930                7,411
         Income taxes receivable                                                        148                   63
         Due from employees                                                              31                   37
         Prepaid expenses and other current assets                                      211                  264
                                                                                    -------              -------
Total current assets                                                                 11,702               12,843
Property and equipment, net (Note 2)                                                    580                  510
Goodwill, net of $2,191 and $451 accumulated amortization (Note 1)                      643                1,916
Deferred  tax assets (Note 9)                                                            78                   21
Assets of business transferred under contractual arrangement (Note 1)                   732                   --
Investment in marketable equity securities (Note 5)                                     270                   --
Other assets                                                                            200                  136
                                                                                    -------              -------
                                                                                    $14,205              $15,426
                                                                                    =======              =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Line of credit (Note 3)                                                    $ 1,546              $ 2,680
         Accounts payable                                                             5,619                3,647
         Accrued salaries and benefits                                                  701                  644
         Accrued expenses                                                               357                  318
         Income taxes payable                                                            52                  149
         Due to shareholders (Note 13)                                                  152                  152
         Customer deposits and other                                                    449                  189
         Current portion of long-term debt (Note 3)                                     270                  105
                                                                                    -------              -------
Total current liabilities                                                             9,146                7,884

Long-term debt, less current portion (Note 3)                                            30                  119
                                                                                    -------              -------
Total liabilities                                                                     9,176                8,003
                                                                                    -------              -------

Commitments (Notes 7 and 8)

SHAREHOLDERS' EQUITY: (Notes 10 and 12)
         Preferred stock, $.001 par value; 1,000 shares authorized, none
          issued                                                                         --                   --
         Common stock, $.001 par value, 20,000 shares authorized, 4,407 and
          3,681 shares issued and outstanding at December 31, 2001 and 2000,
          respectively                                                                    4                    4

         Additional paid-in capital                                                  12,198               10,654
         Deficit                                                                     (6,684)              (2,470)
         Accumulated other comprehensive loss                                          (489)                (765)
                                                                                    -------              -------
Total shareholders' equity                                                            5,029                7,423
                                                                                    -------              -------
                                                                                    $14,205              $15,426
                                                                                    =======              =======

    SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

           ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Years ended December 31,                                           2001        2000        1999
                                                                 --------    --------    --------
NET SALES (Note 4)                                               $ 30,183    $ 30,231    $ 26,466
                                                                 --------    --------    --------
OPERATING EXPENSES:
         Cost of sales, including provision for inventory
          obsolescence of $1,129 in 2001 (Note 4)                  22,114      18,722      16,300
         Selling, general and administrative (Notes 4, 5, 7,
          and 8)                                                   10,508      10,464       9,267
         Impairment of long-lived assets (Note 1)                   1,542          --          --
                                                                 --------    --------    --------
Total operating expenses                                           34,164      29,186      25,567
                                                                 --------    --------    --------

(LOSS) INCOME FROM OPERATIONS                                      (3,981)      1,045         899

OTHER INCOME (EXPENSE):
         Interest expense                                            (292)       (285)       (277)
         Interest income                                               41          86          88
         Exchange (losses)                                            (19)        (21)       (131)
         Other                                                         52          56          57
                                                                 --------    --------    --------
(Loss) income before income taxes                                  (4,199)        881         636

Provision for income taxes (Note 9)                                    15         170         249
                                                                 --------    --------    --------

NET (LOSS) INCOME                                                $ (4,214)   $    712         387
                                                                 ========    ========    ========

Earnings (loss) per common share (Note 11)                       $  (1.05)   $    .20    $    .12
                                                                 ========    ========    ========
Earnings (loss) per common share - assuming dilution (Note 11)   $  (1.05)   $    .18    $    .10
                                                                 ========    ========    ========

    SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

           ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                     ACCUMULATED
                                           ADDITIONAL                   OTHER                           TOTAL
                                            PAID-IN                 COMPREHENSIVE   COMPREHENSIVE   SHAREHOLDERS'
                            COMMON STOCK    CAPITAL     (DEFICIT)      (LOSS)       INCOME (LOSS)      EQUITY
                            ------------   ----------   ---------   -------------   -------------   -------------
At December 31, 1998             $4         $ 9,363     $ (3,569)      $ (135)         $    --        $ 5,663
Issuance of common stock
     in connection with
     acquisition (Note 1)        --             150           --           --               --            150
Issuance of common stock
     in connection with
     exercise of stock
     options (Note 12)           --             102           --           --               --            102
Net income                       --              --          387           --              387            387
Other comprehensive
     income:
     Foreign currency
     translation
     adjustment, net of tax      --              --           --         (395)            (395)          (395)
                                                                                       -------
                                                                                       $    (8)
-----------------------------------------------------------------------------------------------------------------
Balance at December 31,
     1999                         4           9,615       (3,182)        (530)              --          5,907
Issuance of common stock
     in connection with
     acquisition (Note 12)       --             596           --           --               --            596
Issuance of common stock
     in connection with
     exercise of stock
     options (Note 12)           --             443           --           --               --            443
Net income                       --              --          712           --          $   712            712
Other comprehensive
     income:
Foreign currency
     translation
     adjustment, net of tax      --              --           --         (235)            (235)          (235)
                                                                                       -------
                                                                                       $   477
                                 --         -------     --------        -----          -------        -------
Balance at December 31,
     2000                         4          10,654       (2,470)        (765)              --          7,423

Net loss                         --              --       (4,214)          --          $(4,214)        (4,214)
Acquisition of Intelek           --             426           --           --               --            426
     (Note 1)
Issuance of common stock
     in connection with
     exercise of stock
     options (Note 12)           --              20           --           --               --             20
Issuance of common
     stock, net (Note
     10)                         --             937           --           --               --            937
Options issued in
     connection with
     consulting services         --             161           --           --               --            161
     (Note 12)
Other comprehensive
     income:
     Sale of Ukrainian
     subsidiary (Note 1)         --              --           --          282              282            282
     Unrealized gain on
     investment in
     marketable equity
     securities, net of tax      --              --           --          117              117            117
Foreign currency
     translation
     adjustment, net of tax      --              --           --         (123)            (123)          (123)
                                                                                       -------
                                                                                       $(3,938)
                                 --         -------     ---------      ------          -------        -------
Balance at December 31,
     2001                        $4         $12,198      ($6,684)       ($489)                        $ 5,029
                                 ==         =======     =========      ======          =======        =======

    SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

           ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

Years ended December 31,                                                                     2001       2000       1999
                                                                                            -------    -------    ------
OPERATING ACTIVITIES:
         Net (loss) income                                                                  $(4,214)   $   712       387
         Adjustments to reconcile net (loss) income to net cash provided by operating activities:
               Provision (recovery)  for losses on accounts receivable                          232         62      (146)
               Depreciation and amortization                                                    245        252       389
               Amortization of intangibles                                                      203        183       132
               Provision for impairment of intangible assets                                  1,542         --        --
               Provision for inventory obsolescence                                           1,129         --        --
               Deferred income taxes                                                            (57)        (1)      (72)
               (Increase) decrease, net of acquired and sold business, in:
                          Accounts receivable                                                    40        (84)      515
                          Inventories                                                         1,044     (1,745)      587
                          Income tax receivable                                                  30        (14)      271
                          Prepaid expenses and other current assets                             (24)       (70)      (55)
                          Other assets                                                          (46)      (120)        9
               Increase (decrease), net of acquired and sold business, in:
                          Accounts payable and accrued expenses                                 338      1,334      (718)
                          Income taxes payable                                                 (198)      (124)     (153)
                          Customer deposits and other                                           170       (178)      286
                                                                                            -------    -------    ------

Net cash provided by operating activities                                                       434        207     1,432
                                                                                            -------    -------    ------

INVESTING ACTIVITIES:
         Acquisitions of businesses, net of cash acquired                                      (394)      (687)     (449)
         Additions to property and equipment                                                   (265)      (243)      (71)
         Collections of (advances) on loans due from employees                                    6        410      (230)
                                                                                            -------    -------    ------
Net cash (used in) investing activities                                                        (653)      (520)     (750)
                                                                                            -------    -------    ------

FINANCING ACTIVITIES:
         Bank Overdraft                                                                          --         --       (68)
         Net proceeds from (payments on) borrowings                                          (1,154)       127      (126)
         Proceeds from the sale of stock, net                                                   937        443       102
                                                                                            -------    -------    ------

Net cash provided by (used in) financing activities                                            (217)       570       (92)
                                                                                            -------    -------    ------

Net increase (decrease) in cash                                                                (436)       257       590
Effect of exchange rate changes on cash                                                         (45)       (90)     (395)
Cash, at beginning of period                                                                  1,769      1,602     1,407
                                                                                            -------    -------    ------

Cash, at end of period                                                                      $ 1,288    $ 1,769    $1,602
                                                                                            =======    =======    ======

           ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

Years ended December 31,                                                          2001       2000       1999
                                                                                 -------    -------    ------
Supplemental information:
       Cash paid for:
              Interest                                                           $   253     $  285    $  244
              Taxes                                                                  197        170       490
                                                                                 -------    -------    ------

Non-cash transactions:
Fair value of acquired businesses' assets                                        $ 1,909     $2,038    $1,159
Cash paid for acquired businesses                                                    639        890       368
Common stock issued for acquisitions                                                 427        597       150
Note issued for acquisition                                                          213         --        --

                                                                                 -------    -------    ------
Liabilities incurred and assumed                                                 $   630     $  551    $  641
                                                                                 =======    =======    ======
Note in exchange for sale of business                                            $   772     $   --    $   --


    SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

          ADVANCED ELECTRONICS SUPPORT PRODUCTS, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SUBSIDIARIES AND
BASIS OF PRESENTATION                       AESP's subsidiaries are based and operating in the United
                                            States, Sweden, Germany, the Czech Republic and Norway. The
                                            functional and reporting currency for statutory purposes is the United States Dollar, Swedish Krona, European Union
                                            Euro, Czech Koruny and Norwegian Krone. The foreign
                                            financial statements have been translated to United States
                                            Dollars (U.S. $) using a methodology consistent with
                                            Statement of Financial Accounting Standards No. 52, Foreign
                                            Currency Translation. Assets and liabilities are translated to U.S. $ at the rate prevailing on the balance sheet date and the statements of operations have been translated from the functional currency to U.S. $ using an average exchange rate for the applicable period. Results of this translation process are accumulated as a separate component of
                                            shareholders' equity.

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

MARKETABLE EQUITY
SECURITIES                                  Marketable equity securities are available for sale and
                                            carried at market value. Unrealized gains or losses are
                                            reported, net of income taxes, as a separate component of
                                            shareholders' equity.

PROPERTY AND EQUIPMENT                      Property and equipment is recorded at cost. Depreciation and amortization are computed by the straight-line and
                                            accelerated methods based on the estimated useful lives of the related assets of 3 to 10 years. Leasehold improvements and capital leases are amortized over the shorter of the
                                            life of the asset or the lease.

          ADVANCED ELECTRONICS SUPPORT PRODUCTS, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION                         Revenues are recognized at the time of shipment of the
                                            respective merchandise. The Company includes shipping and
                                            handling fees billed to customers as revenues. Costs of
                                            sales include outbound freight and preparing customers'
                                            orders for shipment. Included in net sales in the
                                            accompanying consolidated statements of operations for the years ended December 31, 2001, 2000, and 1999 are shipping and handling fees of $926,000, $841,000, and $844,000
                                            respectively.

ADVERTISING COSTS                           The Company expenses advertising costs as incurred. Advertising costs incurred amounted to $1.1 million, $843,000, and $1.2 million for the years ended December 31, 2001, 2000, and 1999 respectively.

INCOME TAXES                                The Company is subject to taxation in the United States,
                                            Germany, Sweden, the Czech Republic and Norway, and
                                            accordingly, calculates and reports the tax charges in
                                            accordance with applicable statutory regulations. For the
                                            purpose of these financial statements, the Company has
                                            adopted the provisions of Statement of Financial Accounting
                                            Standards (SFAS) No. 109, "Accounting for Income Taxes," for
                                            all periods presented. Under the asset and liability method of SFAS 109, deferred taxes are recognized for differences between financial statement and income tax bases of assets and liabilities.

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

EARNINGS (LOSS) PER SHARE                   Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding
                                            during each year. Diluted earnings (loss) per share is
                                            computed on the basis of the weighted average number of
                                            common shares and dilutive securities outstanding. Dilutive securities having an antidilutive effect on diluted earnings
                                            (loss) per share are excluded from the calculation.

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

GOODWILL                                    Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired
                                            businesses is stated at cost and amortized on a
                                            straight-line basis, over the estimated future periods to be benefited (7-15 years). On an annual basis, the Company
                                            reviews the recoverability of intangible assets, based
                                            primarily upon an analysis of undiscounted cash flows from the acquired businesses.

          ADVANCED ELECTRONICS SUPPORT PRODUCTS, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                            In the event the expected future net cash flows are less
                                            than the carrying amount of the assets, an impairment loss is recorded in the period. Such determination is made based on the fair value of the related businesses.

RECENT ACCOUNTING
PRONOUNCEMENTS                              In June 2001, the Financial Accounting Standards Board (FASB)
                                            finalized Statement of Financial Accounting Standards (SFAS)
                                            No. 141, "Business Combinations," and SFAS No. 142, "Goodwill
                                            and Other Intangible Assets." SFAS 141 requires the use of the purchase method of accounting for business combinations
                                            initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain
                                            criteria. SFAS 141 applies to all business combinations
                                            initiated after June 30, 2001 and for purchase business
                                            combinations completed on or after July 1, 2001. It also
                                            requires, upon adoption of SFAS 142, that the Company
                                            reclassify the carrying amounts of intangible assets and
                                            goodwill based on the criteria in SFAS 141.

                                            SFAS 142 requires, among other things, that companies no
                                            longer amortize goodwill, but instead test goodwill for
                                            impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill,
                                            reassess the useful lives of other existing recognized
                                            intangible assets, and cease amortization of intangible
                                            assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for
                                            impairment in accordance with the guidance in SFAS 142. SFAS
                                            142 is required to be applied in fiscal years beginning
                                            after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those
                                            assets were initially recognized. SFAS 142 requires the
                                            Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also
                                            required to reassess the useful lives of other intangible
                                            assets within the first interim quarter after adoption of
                                            SFAS 142. The Company's previous business combinations were accounted for using the purchase method except the
                                            acquisition of AESP Jotec AS in 1997. The Company is
                                            assessing but has not yet determined how the adoption of
                                            SFAS 141 and SFAS 142 will impact its financial position and results of operations.

                                            In August 2001, the FASB issued SFAS 144, "Accounting for
                                            the Impairment or Disposal of Long-lived Assets." This
                                            Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This
                                            Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
                                            Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of
                                            Operations-Reporting the Effects of Disposal of a Segment of
                                            a Business, and Extraordinary, Unusual and Infrequently
                                            Occurring Events and Transactions, for the disposal of a
                                            segment a business" (as previously defined in that Opinion).
                                            The

          ADVANCED ELECTRONICS SUPPORT PRODUCTS, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

          ADVANCED ELECTRONICS SUPPORT PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ACQUISITIONS                           In August 2001, the Company, through its German subsidiary, completed the acquisition of Intelek spol. s.r.o., a Czech
                                            Republic manufacturer and distributor of networking hardware and wireless networking products, for a purchase price of
                                            $1,065,700, consisting of $426,142 in cash (including
                                            expenses), a $213,000 note , bearing no interest which is
                                            due in August 2002 and 139,398 shares of the Company's
                                            common stock (valued at $426,558). The terms and conditions had been agreed to by the parties in June 2001. This acquisition was accounted for under the purchase method, whereby the
                                            purchase price was allocated to the underlying assets and
                                            liabilities based on their estimated fair values. Principal assets and liabilities acquired approximated the following (in thousands):

                                            Current assets                 $ 1,700
                                            Property, plant and equipment      130
                                            Intangible assets                  532
                                                                           -------
                                            Total assets                   $ 2,362
                                            Current liabilities              1,296
                                                                           -------
                                            Net assets acquired            $ 1,066
                                                                           =======

                                            The acquisition was undertaken in connection with the Company's efforts to increase European market share. As a result of
                                            the acquisition the Company expects to benefit from
                                            synergies of product lines, introduction of its existing
                                            product lines into the new geographic market and from the
                                            acquired Company's experience in wireless technology and
                                            fiber optic cable assembly. The preliminary purchase price allocation resulted in recording an intangible asset for the estimated value of the acquired Company's expected on-going non-contractual, non-separable, relationships with its
                                            customers of $532,091.

                                            Subsequent operations through December 31, 2001, and continuing thereafter, demonstrate that the acquired customer relationships and expected benefits of the acquistion are not fully
                                            realizable. As further discussed below, an impairment
                                            write-down of goodwill of $214,000 is recorded in the
                                            accompanying 2001 consolidated statement of operations.

                                            In January 2001, the Company sold its wholly owned Ukrainian subsidiary for the approximate book value of $772,000 in
                                            exchange for a ten year note bearing interest at eight (8%)
                                            per annum, collateralized by the ownership interest in the former subsidiary. Until the note is satisfied, the former subsidiary is required to purchase all goods from AESP. The
                                            Company has deferred recognition of the sale, and in the
                                            event of losses by the former subsidiary, the Company will reduce the carrying value of the note receivable by the
                                            amount of such losses (none in 2001), until the promissory note is satisfied.

                                            In May 2000, the Company completed the acquisition of Lanse
                                            AS, a Norwegian manufacturer and distributor of networking hardware, for a purchase price of $890,095 in cash
                                            (including expenses) and 294,170 shares of the Company's
                                            common stock (valued at $597,000). This acquisition was
                                            accounted for under the purchase method, whereby the
                                            purchase price was allocated to the underlying assets and
                                            liabilities based on their estimated fair values. Goodwill amounted to approximately $1.0 million, amortized over
                                            fifteen years.

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

          ADVANCED ELECTRONICS SUPPORT PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            $150,000) and $300,000 payable with interest at 8% in annual installments over three years. Goodwill amounted to
                                            approximately $391,000 amortized over fifteen years.

                                            Based on current market conditions and an analysis of
                                            projected undiscounted cash flows calculated in accordance with the provisions of Statement of Financial Accounting
                                            Standards No. 121, the Company determined that the carrying value of certain long-lived assets associated with the
                                            Company's 1997 purchase of Focus Enhancement's Networking
                                            Division (Focus), March 1999 purchase of CCCI, May 2000
                                            purchase of Lanse AS, and August 2001 purchase of Intelek
                                            spol. s.r.o. may not be recoverable. The resultant
                                            impairment has necessitated a write-down of goodwill of
                                            approximately $331,000 related to Focus, $317,000 related to
                                            CCCI, $680,000 related to Lanse AS, and, as discussed above,
                                            $214,000 related to the customer relationships of Intelek spol.
                                            s.r.o. The estimated fair value of these long-lived assets has been determined by calculating the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

                                            The accompanying consoldidated financial statements include the results of operations of the acquired businesses since the date of acquisition. The following unaudited pro forma information presents the results of operations of the
                                            Company as if the acquisitions had occurred on January 1 of the year immediately prior to the actual purchase dates. (in thousands, except per share amounts):

                                            YEAR ENDED DECEMBER 31,               2001       2000       1999
                                                                                 -------    -------    -------
                                            Net sales                            $34,916    $35,691    $29,900
                                            Net income (loss)                     (3,978)       697        375
                                            Net income (loss) per common share   $  (.99)   $   .20    $   .11
                                            Net income (loss) per common share
                                            - assuming dilution                  $  (.99)   $   .18    $   .09

2.   PROPERTY AND
     EQUIPMENT                              Property and equipment consist of the following (in thousands):

                                            DECEMBER 31,                                       2001     2000
                                                                                              ------   ------
                                            Land and buildings                                $  109   $   --
                                            Leasehold improvements                               346      361
                                            Capital leases                                        66        7
                                            Office equipment                                     580      243
                                            Machinery and equipment                              341      250
                                            Furniture and fixtures                               195      459
                                            Vehicles                                              96      103
                                                                                              ------   ------
                                                                                               1,733    1,423
                                            Less: accumulated depreciation and amortization    1,153      913
                                                                                              ------   ------
                                                                                              $  580   $  510
                                                                                              ======   ======

          ADVANCED ELECTRONICS SUPPORT PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   BORROWINGS                             Borrowings are comprised of the following (in thousands):

                                                                                                             2001      2000
                                                                                                            ------    ------
                                            Prime + .5% (5% at December 31, 2001) line of credit with a financial institution in the amount of $3,000, due September
                                            2002 collateralized by all U.S. assets; guaranteed by the
                                            Company's principal shareholders                                $1,546    $2,860
                                            --------------------------------------------------------------------------------
                                            9.5% capital leases, payable $3 monthly through April 2003      $   50    $   82

                                            Note payable to former shareholder of CCCI, interest at
                                            8% a year, due April 2002                                           37       142

                                            Non-interest bearing unsecured note payable issued in
                                            connection with acquisition of Intelek spol. s.r.o
                                            matures August 2002                                                213         -
                                                                                                            ----------------
                                                                                                               300       224
                                            Less current portion                                               270       105
                                                                                                            ----------------
                                                                                                            $   30    $  119
                                                                                                            ================

                                            At December 31, 2001, scheduled maturities of long-term
                                            debt, are (in thousands):

                                            2002                             $270
                                            2003                               30
                                                                             ----
                                                                             $300
                                                                             ====

                                            The line of credit agreement requires the Company to comply with certain covenants including limitations on further
                                            borrowings and dividend payments. At December 31, 2001, the
                                            Company was not in compliance with the covenants. The
                                            Company has received a waiver of its loan covenants from its lending institution as of December 31, 2001.

          ADVANCED ELECTRONICS SUPPORT PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   FOREIGN OPERATIONS                     The Company's operations, consisting of network and
                                            connectivity products, are handled by each of its
                                            subsidiaries operating in their respective countries.
                                            Accordingly, management has chosen to organize its segments on a geographic basis, whereby sales and related data is
                                            attributed to the AESP entity that generates such revenues.
                                            Segment information is presented below for each significant geographic region (in thousands).

                               United     Western    Eastern
                               States     Europe     Europe     Elimination     Total
                               -------    -------    -------    -----------    -------
TOTAL

Year ended December 31,
2001: Sales to unaffiliated
customers                      $17,048     13,135        --            --      $30,183
     Transfers between
     geographical areas          2,041         --        --        (2,041)
                               -------    -------    ------       -------      -------
     Total                     $19,089     13,135        --        (2,041)     $30,183
                               -------    -------    ------       -------      -------
     Operating income (loss)    (2,461)    (1,673)       --           153       (3,981)
     Income (loss) before
     income taxes               (2,665)    (1,687)       --           153       (4,199)

    Identifiable assets          7,825      7,487        --        (1,107)     $14,205

Year ended December 31,
2000: Sales to unaffiliated
customers                      $17,396    $11,335    $1,500       $    --      $30,231
     Transfers between
     geographic areas            4,849         --        --        (4,849)
                               -------    -------    ------       -------      -------
     Total                     $22,245    $11,335    $1,500       $(4,849)     $30,231
                               -------    -------    ------       -------      -------
     Operating income              122        780        28           115        1,045
     Income (loss) before
     Income taxes                  (47)       788        25           115          881
     Identifiable assets         9,826      6,853       780        (2,034)      15,426

Year ended December 31,
1999: Sales to unaffiliated
customers                      $14,895    $10,256    $1,316       $    --      $26,466
     Transfers between
     geographic areas            4,575         --        --        (4,575)
                               -------    -------    ------       -------      -------
     Total                     $19,470     10,256    $1,316       $(4,575)      26,466
                               -------    -------    ------       -------      -------
     Operating income (loss)      (100)       949       133           (83)         899
     Income (loss) before
     income taxes                 (328)     1,091       144          (271)         636
     Identifiable assets         9,419      4,684       296        (1,910)      12,488

                                            Identifiable assets are those assets, that are identified
                                            with the operations based in each geographic area. Foreign sales, including those of AESP, for the years ended December
                                            31, 2001, 2000 and 1999 approximated 59%, 54% and 56%,
                                            respectively, of consolidated revenues.

                                            The Company has one supplier located in China which supplied approximately 9% of 2001 purchases, 14% of 2000 purchases
                                            and 11% of 1999 purchases. No other supplier accounted for more than 10% of purchases in 2001, 2000 or 1999.

                                            Sales to the exclusive distributor in Russia, AESP-Russia, amounted to 9.4% of net sales for 1999, 11.5% of net sales for 2000 and 13.7% of net sales for 2001. These sales were generally made on a prepaid basis.

                                            During the year ended December 31, 2001, the Company
                                            recorded a $1,129,000 provision for inventory obsolescence for certain specific inventory items in the U.S. of
                                            $635,000, and in Western Europe $494,000 in order to reduce the items to estimated realizable value.

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

5.   RELATED PARTY TRANSACTIONS             During the year ended December 31, 2001, the Company settled a contractual dispute against Focus Enhancements, Inc.
                                            (Focus) and received 150,000 shares of Focus common stock, recorded upon receipt at estimated market/cost of $153,000.
                                            Unrealized subsequent appreciation in market value amounted to $117,000. A member of the Company's Board of Directors is also a Director of Focus.

6.   FINANCIAL INSTRUMENTS                  The carrying amounts of financial instruments including
                                            accounts receivable, note receivable, accounts payable and debt approximated fair value due to the relatively short
                                            maturity of most, the interest rate and other terms of the note receivable, and the variable interest rate based on the
                                            Prime rate for most of the debt.

          ADVANCED ELECTRONICS SUPPORT PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   COMMITMENTS                            The Company has entered into employment agreements, expiring in February 2003, with its two principal shareholders which include minimum annual compensation of $220,000 plus performance
                                            bonuses. The agreements provide for annual increases, as
                                            defined. In the event of a change in control of the Company
                                            (as defined) the shareholders may terminate their employment with the Company for a lump sum payment of $750,000 to each.
                                            In addition, the Company provides them with an automobile
                                            allowance.

                                            The Company rents office space and warehouse under
                                            non-cancelable leases. The minimum future rental commitment for leases in effect at December 31, 2001, including leases to related parties, approximates the following (in
                                            thousands):

                                            Years Ending December 31,
                                            2002                                        $   534
                                            2003                                            472
                                            2004                                            356
                                            2005                                            277
                                            2006                                            183
                                            Thereafter                                      871
                                                                                        -------
                                                                                        $ 2,693
                                                                                        =======

                                            The Company leases, under a lease expiring in July 2004,
                                            office and warehouse space from an entity owned by the
                                            principal shareholders of the Company at $3,600 per month.
                                            The mortgage on the property has been guaranteed by the
                                            Company. The balance outstanding on the mortgage at December
                                            31, 2001 was approximately $185,000.

                                            Rent expense in 2001, 2000 and 1999 aggregated approximately
                                            $497,000, $405,000 and $295,000, respectively, including
                                            $93,600, $93,600 and $91,200 for the years 2001, 2000 and
                                            1999 respectively to related parties.

8.   DEFERRED COMPENSATION
     PLAN                                   The Company has a defined contribution plan for its U.S.
                                            employees established pursuant to Section 401(k) of the
                                            Internal Revenue Code. Employees contribute to the plan a
                                            percentage of their salaries, subject to certain dollar
                                            limitations and the Company matches a portion of the
                                            employees' contributions. The Company's contributions to the plan for the years ended December 31, 2001, 2000 and 1999
                                            aggregated $45,263, $32,039 and $16,952, respectively.

          ADVANCED ELECTRONICS SUPPORT PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   INCOME TAXES                           The following are the components of income tax expense
                                            (benefit), in thousands:

                                                                               Year Ended December 31
                                                                               ----------------------
                                                                                 2001   2000   1999
                                                                                 ----   ----   ----
                                            Current:
                                                     Federal                     $ --   $ --   $ --
                                                     State                         --     --     --
                                                     Foreign                       72    169    321
                                                                                 ----   ----   ----
                                                                                   72           321
                                                                                 ====   ====   ====


                                            Deferred:
                                                     Federal                       --     --     --
                                                     State                         --     --     (1)
                                                     Foreign                      (57)     1    (71)
                                                                                 ----   ----   ----
                                                                                  (57)     1    (72)
                                                                                 ----   ----   ----
                                                                                 $ 15   $170   $249
                                                                                 ====   ====   ====

                                            The Company intends to invest the undistributed earnings of the foreign subsidiaries in their respective countries.
                                            Accordingly, no provision for United States income taxes on undistributed earnings is required.

                                            The reconciliation of income tax computed at the United
                                            States federal statutory tax rate of 34% to income tax
                                            expense (benefit) is as follows (in thousands):

                                                                                 Year Ended December 31
                                                                                 ----------------------
                                                                                  2001    2000    1999
                                                                                 -----    -----   -----
                                            Tax (benefit) at the United          $(1,428) $ 300   $ 216
                                            States statutory rate
                                            State income tax (benefit) net          (152)    --      (1)
                                            of federal benefit
                                            Differences in effective income         (171)  (146)   (170)
                                            tax rates of other countries
                                            Other permanent differences,              25     28      16
                                            net
                                            Valuation allowance adjustment         1,741    (12)    184
                                            Other                                     --     --       4
                                                                                 -------  -----   -----
                                            Total                                $    15  $ 170   $ 249
                                                                                 =======  =====   =====

          ADVANCED ELECTRONICS SUPPORT PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            The provision for foreign income taxes relates to Norway,
                                            Sweden, Germany and Czech Republic. The statutory tax rates in Norway, Sweden, Germany and Czech Republic range from 35%
                                            to 28%.

                                            Deferred income taxes reflect the net tax effect of
                                            temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the
                                            Company's deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                            Deferred Tax Assets
                                                                                                               2001      2000
                                                                                                              -------   -------
                                               Allowance for doubtful accounts                                $    88   $    29
                                               Inventory                                                          425        58
                                               Net operating loss carry forward                                 1,978     1,402
                                               Depreciation                                                        56        69
                                               Intangible assets                                                  825        93
                                               Foreign tax assets                                                  --        21
                                               Compensation related to options granted for services               260       162
                                                                                                              -------   -------
                                            Valuation allowance                                                 3,632     1,834

                                            Total deferred tax asset, net                                      (3,554)   (1,813)
                                                                                                              -------   -------
                                            Realization of substantially all of the Company's deferred        $    78   $    21
                                            tax asset at December 31, 2001 is not considered to be more       =======   =======
                                            likely than not and accordingly a $3,554 valuation allowance has been provided.

10.  COMMON STOCK                           During the year ended December 31, 2001, the Company sold
                                            573,900 shares of its common stock in a private placement at a gross purchase price of $2.00 per share. The net proceeds of the placement ($937,000) were used to complete the
                                            acquisition of Intelek spol. s.r.o. and for working capital.
                                            In connection with the placement, the Company issued a
                                            warrant to designees of Newbridge Securities Corporation,
                                            which acted as the placement agent, to purchase 57,390 shares at a purchase price of $2.20 per share.

                                            In connection with its initial public offering in 1997, the
                                            Company sold an aggregate of 920,000 redeemable common stock purchase warrants of the Company at $.125 per warrant. The warrants, which expired by their terms in February 2002,
                                            provided for the holders of such warrants to purchase shares of common stock of the Company at $6.90 a share. In
                                            addition, the Company issued options, to each of its two
                                            principal shareholders, to purchase 180,250 shares of common stock at the initial public offering price of $6.00 per
                                            share (subsequently repriced in 1998 to $1.50 a share); such options shall vest seven years after the date of grant, with provision for earlier vesting based upon future earnings per share, net income or trading prices of the Company's common stock (all as defined).

          ADVANCED ELECTRONICS SUPPORT PRODUCTS, INC. AND SUBSIDIARIES

11.  EARNINGS PER SHARE                     The following reconciles the components of the earnings
                                            (loss) per share (EPS) computation (in thousands, except per share amount):

   FOR THE YEARS
ENDED DECEMBER 31,                     2001                                    2000
                      -------------------------------------   -------------------------------------
                        Income        Shares      Per-Share     Income        Shares      Per-Share
                      (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)   Amount
                      ----------   ------------   ---------   ----------   ------------   ---------
Earnings (loss) per
common share
Net income (Loss)      $(4,214)       4,028        $(1.05)       $712          3,528        $.20
Effect of Dilutive
Securities:
Stock options                                                                    445
                       -------        -----        ------        ----          -----        ----
Net income (loss)
applicable to
common shareholders
plus assumed
conversions            $(4,214)       4,028        $(1.05)       $712          3,973        $.18
                       -------        -----        ------        ----          -----        ----

   FOR THE YEARS
ENDED DECEMBER 31,                    1999
                      -------------------------------------
                        Income        Shares      Per-Share
                      (Numerator)  (Denominator)   Amount
                      ----------   ------------   ---------
Earnings (loss) per
common share
Net income (Loss)        $387         3,174         $.12
Effect of Dilutive
Securities:
Stock options                           853
                         ----         -----         ----
Net income (loss)
applicable to
common shareholders
plus assumed
conversions              $387         4,027         $.10
                         ----         -----         ----

                                            Options to purchase 10,000 shares of common stock at $3.69 per share were outstanding during 2001 and 2000, but not
                                            included in the computation of diluted EPS as the options
                                            were anti-dilutive. Options to purchase 90,000 shares of
                                            common stock at $3.69 per share were outstanding during 1999, but not included in the computation of diluted EPS as the
                                            options were anti-dilutive.

12.  STOCK OPTIONS                          At December 31, 2001, the Company has a fixed stock option plan and non-plan options which are described below. The
                                            Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for employee stock options. Under APB Opinion 25, because the
                                            exercise price of the Company's employee stock options
                                            equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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

                                            In 1999, 80,200 and 13,600 options were issued to employees.
                                            These options vest one-third upon the date of grant and
                                            one-third each upon the next two anniversaries of the date of grant, which options were exercisable at $1.63 and $2.13, respectively, per share. During 1999, the two principal
                                            shareholders, as employees, received an aggregate of 50,000 options at an exercise price of $2.13 per share vesting
                                            immediately with a term of ten years. In 2000, 102,000,
                                            2,400 and 18,500 options were issued to employees. These
                                            options vest one-third upon the date of grant and one-third each upon the next two anniversaries of the date of grant, which options were exercisable at $1.75, $2.00, and $1.47
                                            respectively, per share. During 2000, the two principal
                                            shareholders, as employees, received an aggregate of 150,000 and 200,000 options at an exercise price of $1.75 and $1.08 per share, respectively, vesting immediately with a term of ten years. In 2001, 117,800, 19,000 and 141,700 options were issued to employees. These options vest one-third upon the date of grant and one-third each upon the next two
                                            anniversaries of the date of grant, which options were
                                            exercisable at $1.625, $2.86, and $1.65, respectively, per share. During 2001, the two principal shareholders, as
                                            employees, received an aggregate of 150,000 options at an
                                            exercise price of $1.625 vesting immediately with a term of ten years. In addition, during 2001, the Company granted
                                            options to purchase 250,000 shares of its common stock at an exercise price of $1.65, vesting immediately with a term of two years to its investment banker for services. The
                                            $161,000 estimated fair value of the investment banker's
                                            stock options is included in selling, general, and administrative expenses in the accompanying consolidated statement of operations.

          ADVANCED ELECTRONICS SUPPORT PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            During 1999, the Company granted options to purchase 75,000 shares and 6,250 shares of its common stock at an exercise price of $1.63 and $2.13, respectively, per share to its
                                            directors vesting immediately with a term of ten years.
                                            During 2000, the Company granted options to purchase 90,000 shares of its common stock at an exercise price of $1.75 per share to its directors, vesting immediately with a term of ten years. During 2001, the Company granted options to
                                            purchase 75,000 shares of its common stock at an exercise
                                            price of $1.625 per share to its directors, vesting
                                            immediately with a term of ten years.

                                            The fair value of the foregoing options to the investment
                                            banker and directors was determined based on the Black-Scholes method.

                                            FASB Statement 123, "Accounting for Stock-based
                                            Compensation," requires the Company to provide pro forma
                                            information regarding net income and net income per share as if compensation cost for the Company's employee stock
                                            options had been determined in accordance with the fair
                                            value based method prescribed in FASB Statement 123. The
                                            Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for
                                            grants in 2001; no dividend yield percent; expected
                                            volatility of 74.0%; weighted average risk-free interest
                                            rates of approximately 5.0%; and expected lives from 5 to 9 years. The following assumptions were used for grants in
                                            2000; no dividend yield percent; expected volatility of
                                            75.0%; weighted average risk-free interest rates of
                                            approximately 6.0%; and expected lives from 5 to 9 years.
                                            The following assumptions were used for grants in 1999; no dividend yield percent; expected volatility of 54.2%;
                                            weighted average risk-free interest rates of approximately
                                            6.5%, and expected lives from 5 to 9 years.

          ADVANCED ELECTRONICS SUPPORT PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            Under the accounting provisions of FASB Statement 123, the
                                            Company's pro forma net income (loss) and earnings per share would have been as follows (In thousands, except per share amounts):

                                            YEAR ENDED DECEMBER 31,                        2001      2000    1999
                                                                                          -------    ----    -----
                                            Net income (loss)
                                                 As reported                              $(4,214)   $712    $ 387
                                                 Pro forma                                 (4,795)    127     (103)
                                                                                          -------    ----    -----

                                            Earnings (loss) per common share
                                                 As reported                              $ (1.05)   $.20    $ .12
                                                 Pro forma                                  (1.19)    .04     (.03)
                                                                                          -------    ----    -----

                                            Earnings (loss) per common share - diluted:
                                                 As reported                              $ (1.05)   $.18    $ .10
                                                 Pro forma                                  (1.19)    .03     (.03)
                                                                                          -------    ----    -----

                                            A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 2001, 2000 and
                                            1999, and changes during the years then ended is presented below (In thousands, except exercise price per option):

                                      DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
                                      -----------------   -----------------   -----------------
                                      WEIGHTED AVERAGE    WEIGHTED AVERAGE     WEIGHTED AVERAGE
                                          EXERCISE           EXERCISE            EXERCISE
                                      -----------------   -----------------   -----------------
                                      SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                      ------    -----     ------    -----     ------    -----
Outstanding at beginning of year      1,695     $1.57     1,295     $1.72     1,155     $1.71
Granted                                 754      1.68       563      1.50       225      1.78
Exercised                               (12)     1.70      (153)     2.65       (66)     1.54
Forfeited                              (147)     1.53       (10)     1.86       (19)     1.61
                                      -----     -----     -----     -----     -----     -----
Outstanding at end of year            2,290     $1.60     1,695     $1.57     1,295     $1.72
                                      -----     -----     -----     -----     -----     -----
Options exercisable at year-end         650     $1.69       638     $1.69       834     $1.84
Weighted average fair value of
Options granted during the year                 $1.67               $1.50               $1.26
                                      -----     -----     -----     -----     -----     -----

                                            The following table summarizes information about fixed stock options and non-plan options outstanding at December 31,
                                            2001:

                                      Weighted
                                     -Average     Weighted-
                      Number         Remaining    Average         Number          Weighted-
Range of Average   Outstanding at   Contractual   Exercise    Exercisable at       Average
 Exercise Price       12/31/01         Life         Price        12/31/01      Exercise Price
----------------   --------------   -----------   ---------   --------------   --------------
 $1.50 - $3.69         2,290           7.33         $1.66         650              $1.68

13.  SUBSEQUENT EVENT                 In March 2002, the Company's board of directors approved
                                      the conversion of $152,000 owed to the two principal
                                      shareholders into 190,000 shares of common stock.
                                      The conversion price used was $.80 per share based on the market price of the stock at the time of the conversion.

          ADVANCED ELECTRONICS SUPPORT PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Results for the quarterly periods in the years ended December 31, 2001 and 2000 are as follows:

                                             First     Second      Third     Fourth
                                            Quarter    Quarter    Quarter    Quarter
                                            -------    -------    -------    -------
                                            (In thousands, except earnings per share)
2001
Net Sales ..............................    $8,211     $ 6,511    $6,406     $ 9,055
Total operating expenses (A)............     8,085       7,677     7,152      11,250
Income (loss) from operations ..........       126      (1,166)     (746)     (2,195)
Net Income (loss) ......................        22      (1,174)     (787)     (2,275)
Net Income (loss) per share ............    $  .01     $  (.32)   $ (.18)    $  (.56)
Diluted net income (loss) per share ....    $  .01     $  (.32)   $ (.18)    $  (.56)

                                             First     Second      Third     Fourth
                                            Quarter    Quarter    Quarter    Quarter
                                            -------    -------    -------    -------
                                            (In thousands, except earnings per share)
2000:
Net Sales ..............................    $6,699     $7,121     $7,768     $8,643
Total operating expenses ...............     6,308      6,952      7,421      8,505
Income from operations .................       391        169        347        138
Net Income .............................       247        160        201        104
Net Income per share ...................    $  .08     $  .05     $  .05     $  .03
Diluted net income per share ...........    $  .06     $  .04     $  .05     $  .03

(A) During the fourth quarter of 2001, provisions were recorded for inventory obsolescence and impairment of long-lived assets amounting to $350 and $1,211, respectively.

          ADVANCED ELECTRONICS SUPPORT PRODUCTS, INC. AND SUBSIDIARIES

SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                       Three Years Ended December 31, 2001
                                 (In thousands)

                                                              Additions
                                               Balance at    charged to                               Balance at
                    Description                Beginning      cost and                                  end of
                    -----------                 of Year       Expenses     Other(A)    Deductions        year
-------------------------------------------    ----------    ----------    --------   ------------    ----------
Allowance for doubtful accounts receivable:
Year ended December 31,
     2001 ..................................    $  125        $  232       $--           124 (b)      $  233
     2000 ..................................        60            62         3            --             125
     1999 ..................................    $  209          (146)       --             3 (b)          60

Valuation allowance on deferred tax assets:
Year ended December 31,
     2001 ..................................    $1,813        $1,741        --            --           3,554
     2000 ..................................     1,851           (12)       --            26 (c)       1,813
     1999 ..................................     1,753           184        --            86 (c)       1,851

----------
     (A) Represents allowance for doubtful accounts acquired in purchase accounting.
     (B)  Represents accounts receivable written-off.
     (C) Increase in amount of deferred tax assets for which realization is more likely than not.

                                  EXHIBIT INDEX

---------------------------   --------------------------------------------------
         EXHIBIT                                 DESCRIPTION
---------------------------   --------------------------------------------------
           4.3                Form of Warrant Agreement
---------------------------   --------------------------------------------------
            21                List of Subsidiaries
---------------------------   --------------------------------------------------
            23                Consent of BDO Seidman, LLP
---------------------------   --------------------------------------------------