Form 10-K/A
period 2001-12-31
ADVANCED ELECTRONIC SUPPORT PRODUCTS INC
filed 2002-04-30
CIK 1026744

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      -------------------------------------


                                   FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001
                         Commission File No. 001-12739


                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

                  FLORIDA                                  59-2327381
                  -------                                  ----------
      (State or Other Jurisdiction of          (IRS Employer Identification No.)
      Incorporation or Organization)

          1810 N.E. 144TH STREET
           NORTH MIAMI, FLORIDA                              33181
           --------------------                              -----
 (Address of Principal Executive Offices)                  (Zip Code)

                                 (305) 944-7710
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

   Securities to Be Registered Pursuant To Section 12(B) Of The Exchange Act:

                                                Name of Each Exchange
          Title of Each Class                    On Which Registered
                 NONE                                    N/A

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                          COMMON STOCK $.001 PAR VALUE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

                                PURPOSE OF FILING

         This Form 10-K/A to the 2001 Form 10-K of Advanced Electronic Support Products, Inc. (the "Company") is being filed to report the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

         Each of our Directors currently holds office until his or her successor is elected and qualified. At present, our By-Laws provide for not less than one Director nor more than twelve Directors. Currently, we have five Directors. Our By-Laws permit our Board of Directors to fill any vacancy and such Director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of our Board of Directors. Our officers devote their full time to our business. As of April 25, 2002, the members of the Board are as follows:

NAME                                 AGE      DIRECTOR POSITIONS
----                                 ---      ------------------
Slav Stein                           57       President, Chief Executive Officer and Director
Roman Briskin                        52       Executive Vice President, Secretary and Director
Terrence Daidone (1)(2)              42       Director
William B. Coldrick (1)(2)           60       Director
Leonard Sokolow (1)(2)               45       Director

------------------------------------
(1)      Member of the Audit Committee.
(2)      Member of the Compensation Committee.

BUSINESS EXPERIENCE

         The principal occupation and business experience for each of our Directors for at least the past five years is as follows:

         Mr. Stein is one of our founders and has been employed by us in a senior executive capacity since our formation in 1983. Mr. Stein has served as President, Chief Executive Officer and a Director of our company since our IPO in February 1997. Mr. Stein is also one of our principal shareholders. See Item
12. "Security Ownership of Certain Beneficial Owners and Management" and Item
13. "Certain Relationships and Related Transactions."

         Mr. Briskin has been one of our senior executive officers since 1984. He has served as Executive Vice President, Secretary/Treasurer (Treasurer until May 2000) and a Director of our company since our IPO. Mr. Briskin is also one of our principal shareholders. See Item 12. "Security Ownership of Certain Beneficial Owners and Management" and Item 13. "Certain Relationships and Related Transactions."

         Mr. Daidone has served as one of our Directors since our IPO. Mr. Daidone has been Vice President of Sales and Marketing of Fugate and Associates, Inc./ERS Imaging Supplies, Inc., a private corporation engaged in the collection and distribution of empty printer cartridges, since January 1996. From 1993 to 1996, Mr. Daidone served as Director of Mass Merchant Operations with Nashua Corporation, a company engaged in the manufacturing of coated products.

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

         Mr. Sokolow has been a Director of our company since November 1999. Since November 1999, Mr. Sokolow has been CEO and President of vFinance Inc., an investment banking and brokerage firm. Since August 1993 Mr. Sokolow has also been President of Genesis Partners, Inc., a private financial business consulting firm. Mr. Sokolow was Chairman and Chief Executive Officer of the Americas Growth Fund, Inc., a closed-end management investment company, from August 1994 to December 1998.

MEETINGS OF THE BOARD AND COMMITTEES

         The Board of Directors held a total of three meetings and acted on four occasions by written consent during the year ended December 31, 2001. Additionally, the Audit Committee met on five occasions during 2001. Each Board member attended at least 75 percent of the meetings except Mr. Briskin, who attended 67 percent of the meetings, and Mr. Sokolow, who attended 50 percent of the meetings.

COMPENSATION OF DIRECTORS

         Directors who are not employees of the Company are annually granted options to purchase 25,000 shares of Common Stock at an option exercise price equal to the closing price of the Common Stock on the date of grant. These options vest immediately. Directors also receive $3,000 per year for service on the Board of Directors and on committees of the Board of Directors. Directors who are employees of the Company receive no additional compensation for their service on the Board of Directors. All Directors are also reimbursed for expenses incurred in attending Board meetings.

EXECUTIVE OFFICERS

         The following list reflects our executive officers, as of the date of this report, the capacity in which they serve our company, and when they took office:

NAME                      AGE      EXECUTIVE POSITION                               OFFICER SINCE
----                      ---      ------------------                               -------------
Slav Stein                57       President, Chief Executive Officer                   1983
Roman Briskin             52       Executive Vice President and Secretary               1984
Stephen Daily             44       Vice President Signamax Division                     2000
Roy Rafalco               46       Chief Financial Officer and Treasurer                2000

BUSINESS EXPERIENCE

         Mr. Stein. See the biographical information contained in "Board of Directors."

         Mr. Briskin. See the biographical information contained in "Board of Directors."

         Mr. Daily became a Vice President in September 2000. In 1990, Mr. Daily founded Interlink Technologies, a manufacturer of premise cabling and connectivity products, where he remained as President until 1998 when that company was sold. Thereafter, until joining us, Mr. Daily was a consultant for various companies including ourselves.

         Mr. Rafalco joined us in May 2000. Prior to joining us, for more than the last five years Mr. Rafalco was the Chief Financial Officer and President of TopSpeed Corporation, a worldwide publisher of Windows and Internet software development tools, and during his last year with that company Mr. Rafalco also served as that company's Chief Executive Officer.

FAMILY RELATIONSHIPS

         There are no family relationships between or among any of our Directors and executive officers.

ITEM 11. EXECUTIVE COMPENSATION

         The following table shows remuneration paid or accrued by us during the year ended December 31, 2001 and for each of the two preceding years, to our Chief Executive Officer and to each of our other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000:




                                                  ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                                      ------------------------------------------------ -------------------------------
                                                                                                AWARDS         PAYOUTS
                                                                                       ----------------------- -------
                                      Fiscal                             Other  Annual Restricted  Securities    LTIP     All Other
                                      Year         Salary        Bonus   Compensation    Stock     Underlying  Payouts  Compensation
Name and Principal Position           Ended         ($)         ($) (1)     ($)(2)       Awards   Options/SARs   ($)       ($) (3)
---------------------------           -----       -------       -------  ------------- ---------- ------------ -------  ------------
Slav Stein ...................        2001        217,311            --     6,000         --         75,000        --       5,932
President and Chief Executive         2000        199,650        24,945     6,000         --        175,000        --       5,579
Officer                               1999        180,000        31,814     6,000         --         25,000        --       4,378

Roman Briskin ................        2001        217,311            --     6,000         --         75,000        --       5,459
Executive Vice President and          2000        199,650        24,945     6,000         --        175,000        --       5,106
Secretary                             1999        180,000        31,814     6,000         --         25,000        --       3,905

Stephen Daily ................        2001        130,000            --        --         --         50,000        --       2,600
Vice President                        2000        130,000            --        --         --         20,000        --          --
Signamax Division

Roy Rafalco ..................        2001        116,515        22,600        --         --         60,000        --         210
Chief Financial Officer               2000        110,000            --        --         --         20,000        --          --
and Treasurer

------------------------------
(1) Bonus paid to Messrs. Stein and Briskin is based on a percentage of pre-tax income pursuant to current employment agreements. In 2000, Messrs. Stein and Briskin voluntarily elected to reduce their bonus percentage for 2000. See "Employment Agreements."

(2) Messrs. Stein and Briskin each receive an automobile allowance of $6,000 per year pursuant to the terms of their employment agreements with the Company. See "Employment Agreements."

(3) Messrs. Stein, Briskin, Rafalco and Daily received partially matched contributions as part of the Company's 401(k) Plan. Table includes value of $500,000 term life insurance policy which the Company purchases for the benefit of each of Messrs. Stein and Briskin.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning options granted during the fiscal year ended December 31, 2001 to the persons named in the preceding summary compensation table under the caption "Executive Compensation":

                                                                                               POTENTIAL REALIZABLE VALUE AT ASSUMED
                                                                                                    ANNUAL RATES OF STOCK PRICE
                                                    INDIVIDUAL GRANTS                             APPRECIATION FOR OPTION TERM (1)
                                -------------------------------------------------------        -------------------------------------
                                  NUMBER OF       % OF TOTAL
                                 SECURITIES     OPTIONS/SARS
                                 UNDERLYING       GRANTED TO   EXERCISE OF
                                OPTIONS/SARS     EMPLOYEES IN   BASE PRICE   EXPIRATION
NAME                             GRANTED (#)      FISCAL YEAR    ($/SH)         DATE               5% ($)               10% ($)
-------------                   ------------    -------------  -----------   ----------         ------------         ------------
Slav Stein                         75,000           17.0%         1.625        04/05/11           $  76,647            $ 194,237

Roman Briskin                      75,000           17.0%         1.625        04/05/11           $  76,647            $ 194,237

Stephen Daily                      25,000            5.7%         1.625        04/05/11           $  25,549            $  64,746
                                   25,000            5.7%         1.65         12/13/11           $  25,942            $  65,742

Roy Rafalco                        20,000            4.5%         1.625        04/05/11           $  20,439            $  51,797
                                   15,000            3.4%         2.85         07/30/11           $  26,885            $  68,132
                                   25,000            5.7%         1.65         12/13/11           $  25,942            $  65,742

----------------
(1) These amounts represent assumed rates of appreciation in the price of common stock during the term of the options in accordance with rates specified in applicable federal securities regulations. Actual gains, if any, on stock option exercises will depend on the future price of common stock and overall stock market conditions. There is no representation that the rates of appreciation reflected in the table will be achieved.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

         The following table sets forth information concerning the value of unexercised stock options at the end of the 2001 fiscal year for the persons named in the preceding summary compensation table under the caption "Executive Compensation":

                                                                NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS/
                                                              OPTIONS/ SARS AT FISCAL        SARS AT FISCAL YEAR-END
                                                                    YEAR-END (#)                     ($) (1)
                                                              -------------------------     -------------------------
                            SHARES
                         ACQUIRED ON           VALUE
NAME                     EXERCISE (#)       REALIZED ($)      EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
-------------            ------------       ------------      -------------------------     -------------------------
Slav Stein                    --                --                450,000/180,250                128,250/54,075
Roman Briskin                 --                --                450,000/180,250                128,250/54,075
Stephen Daily                 --                --                 45,000/25,000                   2,250/2,500
Roy Rafalco                   --                --                 56,666/23,334                   2,250/2,500

--------------------
(1) Computed based upon the difference between the closing price of our common stock at December 31, 2001 ($1.80) and the exercise price of the outstanding options. No value has been assigned to options which are not in-the-money. As of April 29, 2002, the closing price of our common stock was $0.76, and all of our outstanding options were out-of-the-money.

EMPLOYMENT AGREEMENTS

         On February 19, 1997, Messrs. Stein and Briskin each entered into an employment agreement with us. The term of such employment agreements (subject to earlier termination for cause) was initially for a period of five years and currently continues for successive one-year terms unless canceled by either party. During the term of such employment agreements, Messrs. Stein and Briskin each receive a base salary (currently $220,000 in 2002) which increases annually by 10 percent of the prior year's salary plus the increase in the consumer price index, which annual increase may not, in any event, exceed 20 percent of the prior year's salary. In addition, Messrs. Stein and Briskin are each entitled to receive an annual bonus equal to five percent of our pre-tax net income in each fiscal year. We provide each of Messrs. Stein and Briskin with an automobile allowance of $500 per month and a term life insurance policy in the amount of $500,000.

         In the event that during the term of such employment agreements there is a change of control of our company which has not been approved by our Board of Directors, Messrs. Stein and Briskin will have the option to terminate their employment with us within three months of the change of control and receive a lump sum payment of $750,000 each. In such event, all previously granted stock options would become automatically vested. If the Board of Directors approves a change of control, Messrs. Stein and Briskin may terminate their employment, but would only be entitled to receive a payment equal to the prior year's annual salary and to become automatically vested in a portion of their stock options equal to their percentage completion of the term of their employment agreement. For purposes of the employment agreements, a "change in control" is defined as an event that: (i) would be required to be reported in response to Item 6(e) of Schedule 14(a) of Regulation 14A under the Exchange Act; or (ii) causes a person other than Messrs. Stein and Briskin to beneficially own more than 30 percent of our outstanding securities. As part of such employment agreements, each of Messrs. Stein and Briskin have agreed not to compete against us for a 12-month period following the termination of their employment with us for any reason other than a change in control without the approval of the Board of Directors.

STOCK OPTION PLAN

         The Company has adopted the 1996 Stock Option Plan, as amended (the "1996 Plan"). Pursuant to the 1996 Plan, options to acquire a maximum of 530,000 shares of Common Stock may be granted to Directors, executive officers, employees (including employees who are Directors), independent contractors and consultants of the Company. As of April 25, 2002, options to purchase 473,068 shares of Common Stock are outstanding under the 1996 Plan (287,114 of which are currently vested).

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

TOTAL OPTIONS OUTSTANDING

         We have a substantial number of stock options outstanding. Many of our outstanding options (including a substantial portion of the options granted to our non-employee directors and to our principal executive officers) were granted outside of the 1996 Plan pursuant to individual stock option agreements. At the date of this Form 10-K/A, the following options were outstanding: (i) options to purchase an aggregate 47,000 shares of Common Stock held by consultants; (ii) options to purchase an aggregate of 1,660,500 shares of Common Stock held by our two principal executive officers (who are also our principal shareholders);
(iii) options to purchase 373,250 shares of Common Stock held by our non-employee Directors; and (iv) options to purchase an aggregate of 446,368 shares of Common Stock held by our employees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the last fiscal year, no members of the Company's Compensation Committee are or were current or former employees of the Company and there were no material transactions between the Company and any of the members of the Compensation Committee.

COMPLIANCE WITH SECTION 16(A)

         Based solely upon our review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), during our fiscal year ended December 31, 2001 and any Forms 5 and amendments thereto furnished to us with respect to such fiscal year, and any written representations referred to in subparagraph (b)(2)(i) of
Item 405 of Regulation S-K, except as set forth below, no person who at any time during the fiscal year ended December 31, 2001 was a Director, officer or, to our knowledge, a beneficial owner of more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, failed to file on a timely basis, as disclosed in Forms 3, 4 and 5, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2001. In that regard, each of our officers and Directors were late in filing their Form 5 relating to their ownership of Company securities during 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of April 25, 2002, we had outstanding 4,596,721 shares of our common stock. The following table sets forth, as of April 25, 2002, certain information regarding our common stock owned of record or beneficially by: (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our Directors; and (iii) all Directors and executive officers as a group.

                                                                                           BENEFICIAL OWNERSHIP
                                                                                            OF COMMON STOCK (1)
                                                                                      -----------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                                               SHARES               PERCENT
----------------------------------------                                              ---------             -------
Slav Stein (2).............................................................           1,401,007               26.8%
Roman Briskin (2)..........................................................           1,401,007               26.8%
Terrence R. Daidone (3)....................................................             155,000                3.3%
William B. Coldrick (3)....................................................             137,000                2.9%
Leonard Sokolow (3)........................................................              81,250                1.7%
Steve Daily (3)(4).........................................................              45,000                1.0%
Roy Rafalco (3)(5).........................................................              56,666                1.2%
All Directors and executive officers as a group (7 persons)(6).............           3,276,930               51.8%

----------------------------
(1) Unless otherwise indicated, each person named in the table has the sole voting and investment power with respect to the shares beneficially owned. The address for each beneficial owner is c/o Advanced Electronic Support Products, Inc., 1810 N.E. 144th Street, North Miami, Florida 33181.

(2) Includes options to purchase 625,000 shares of Common Stock issuable upon the exercise of vested stock options. Excludes unvested options to purchase 205,250 shares of Common Stock.

(3) Shares of Common Stock issuable upon the exercise of vested stock options.

(4)      Excludes unvested stock options to purchase 25,000 shares of Common
         Stock.

(5)      Excludes unvested stock options to purchase 23,334 shares of Common
         Stock.

(6) Includes vested stock options to purchase an aggregate of 1,724,917 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We are parties to a lease with RSB Holdings, Inc., a Florida corporation ("RSB Holdings"), pursuant to which we lease our corporate headquarters and warehouse in North Miami, Florida. We make annual payments under such lease in the amount of approximately $43,200. Messrs. Stein and Briskin each own 50 percent of the issued and outstanding common stock of RSB Holdings, and are its sole officers and directors.

         In January 2002, we converted $152,000 due to Messrs. Stein and Briskin into 190,000 shares of our Common Stock (at a conversion price of $.80 per share, which was the fair market value on the date of conversion). Such debt related, among other matters, to amounts due Messrs. Stein and Briskin through the end of 2001 under their employment agreements.

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

                                   REGISTRANT:

                                   ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.



                                   By:      /s/ SLAV STEIN
                                            -----------------------------------
                                            Slav Stein, President

                                   Date:    April 30, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                                        Title                                 Date
-----------------------           --------------------------------------------------     ---------------
/s/ SLAV STEIN                    President, Chief Executive Officer and a Director      April 30, 2002
-----------------------           (Principal Executive Officer)
Slav Stein

/s/ ROMAN BRISKIN                 Executive Vice President, Secretary and a Director     April 30, 2002
-----------------------
Roman Briskin

/s/ TERRENCE R. DAIDONE           Director                                               April 30, 2002
-----------------------
Terrence R. Daidone

/s/ WILLIAM B. COLDRICK           Director                                               April 30, 2002
-----------------------
William B. Coldrick

/s/ LEONARD SOKOLOW               Director                                               April 30, 2002
-----------------------
Leonard Sokolow

/s/ ROY RAFALCO                   Chief Financial Officer and Treasurer                  April 30, 2002
-----------------------           (Principal Financial and Accounting Officer)
Roy Rafalco