Form 10-Q
period 2002-03-31
ADVANCED ELECTRONIC SUPPORT PRODUCTS INC
filed 2002-05-15
CIK 1026744

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

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

Yes [X] No [ ]

         The number of shares outstanding of the registrant's common stock, as of May 14, 2002, is 4,596,721 shares.

                   Advanced Electronic Support Products, Inc.
                                and Subsidiaries


                                      INDEX



                                                                                                               Page
                                                                                                               ----
                                       Part I. Financial Information

Item 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets at December 31, 2001 and
           March 31, 2002 (unaudited).............................................................................3

           Condensed Consolidated Statements of Income for the three months ended March 31, 2002 and 2001 (unaudited)..............................................................4

           Condensed Consolidated Statement of Shareholders' Equity for the
           three months ended March 31, 2002 (unaudited)..........................................................5

           Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (unaudited)..............................................................6

           Notes to Condensed Consolidated Financial Statements (unaudited).......................................7

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................................11

Item 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK..........................................................................................17

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

Item 3.    DEFAULTS UPON SENIOR SECURITIES.......................................................................18

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.....................................................18

Item 5.    OTHER INFORMATION.....................................................................................18

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K......................................................................18



                   Advanced Electronic Support Products, Inc.
                                and Subsidiaries



                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                             March 31, 2002           December 31,
                                                                              (unaudited)                 2001
                                                                             --------------           ------------
Current Assets
   Cash                                                                         $    840                $  1,288
   Accounts receivable, net of allowance for doubtful accounts
   of $319 at March 31, 2002 and $233 at December 31, 2001                         3,932                   4,094
   Inventories                                                                     5,256                   5,930
   Income tax receivable                                                              83                     148
   Due from employees                                                                 30                      31
   Prepaid expenses and other current assets                                         407                     211
                                                                                --------                --------
Total current assets                                                              10,548                  11,702
Property and equipment, net                                                          587                     580
Goodwill, net of $2,191 accumulated amortization                                     640                     643
Deferred tax assets                                                                   74                      78
Assets of business transferred under contractual arrangement                         719                     732
Investment in marketable equity securities                                           206                     270
Other assets                                                                          --                     200
                                                                                --------                --------
TOTAL ASSETS                                                                    $ 12,774                $ 14,205
                                                                                ========                ========

Liabilities and Shareholders' Equity
Current Liabilities
   Line of Credit                                                               $  2,011                $  1,546
   Accounts payable                                                                4,427                   5,619
   Accrued expenses                                                                  570                   1,058
   Income taxes payable                                                               41                      52
   Customer deposits and other                                                       219                     449
   Due to principal shareholders                                                      --                     152
   Other current liabilities                                                         409                     270
                                                                                --------                --------
Total current liabilities                                                          7,677                   9,146
Long term liabilities                                                                 16                      30
                                                                                --------                --------
TOTAL LIABILITIES                                                                  7,693                   9,176
                                                                                --------                --------
Shareholders' Equity
   Preferred stock, $.001 par value; 1,000 shares authorized;
   none issued                                                                        --                      --
   Common stock, $.001 par value; 20,000 shares authorized;
   issued: 4,597 and 4,407 shares at March 31, 2002 and December
   31, 2001, respectively                                                              5                       4
   Paid-in capital                                                                12,349                  12,198
   (Deficit)                                                                      (6,679)                 (6,684)
   Accumulated other comprehensive loss                                             (594)                   (489)
                                                                                --------                --------
TOTAL SHAREHOLDERS' EQUITY                                                         5,081                   5,029
                                                                                --------                --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 12,774                $ 14,205
                                                                                ========                ========



     See accompanying notes to condensed consolidated financial statements.

                   Advanced Electronic Support Products, Inc.
                                and Subsidiaries

                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                   Three months ended
                                                                         March 31,
                                                              ------------------------------
                                                               2002                   2001
                                                              -------                -------
Net sales                                                     $ 7,486                $ 8,211

Operating expenses

   Cost of sales                                                5,037                  5,645
   Selling, general and administrative expenses                 2,379                  2,440
                                                              -------                -------

Total operating expenses                                        7,416                  8,085
                                                              -------                -------

Income from operations                                             70                    126

Other income (expense):
   Interest, net                                                  (51)                   (87)
   Other                                                           24                    (12)
                                                              -------                -------

Income before income taxes                                         43                     27
Provision  for income taxes                                        38                      5
                                                              -------                -------

Net income                                                    $     5                $    22
                                                              -------                -------

Net income per common share                                   $  0.00                $  0.01
Net income per common share assuming dilution                 $  0.00                $  0.01
                                                              -------                -------


     See accompanying notes to condensed consolidated financial statements.

                   Advanced Electronic Support Products, Inc.
                                and Subsidiaries



            Condensed Consolidated Statement of Shareholders' Equity
                                   (Unaudited)
                                 (IN THOUSANDS)


                                                                                     Accumulated
                                                                                        Other                             Total
                                     Common          Paid-In                         Comprehensive    Comprehensive    Stockholders
                                     Stock           Capital           Deficit       Income (Loss)    Income (Loss)       Equity
                                    --------         --------         --------         --------         --------         --------
Balance at January 1, 2002          $      4         $ 12,198         $ (6,684)        $   (489)              --         $  5,029

Net Income                                                                   5                                 5                5

Conversion of debt                         1              151                                                                 152

Investment in marketable
  equity securities,  net of
  tax                                     --               --               --              (64)             (64)             (64)

Cumulative foreign currency
  translation adjustment                  --               --               --              (41)             (41)             (41)
                                                                                                        --------
                                                                                                        $   (100)
                                    --------         --------         --------         --------         ========         --------
Balance at March 31, 2002           $      5         $ 12,349         $ (6,679)        $   (594)                         $  5,081
                                    ========         ========         ========         ========                          ========



            See accompanying notes to condensed financial statements.

                   Advanced Electronic Support Products, Inc.
                                and Subsidiaries


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (IN THOUSANDS)


                                                                                      Three months ended March 31,
                                                                                     ------------------------------
                                                                                       2002                  2001
                                                                                     -------                -------
Operating Activities:

   Net income                                                                        $     5                $    22

   Adjustments to reconcile net income to net cash (used in) operating activities:
   Provision, net of losses on accounts receivable                                        19                      1
   Depreciation and amortization                                                          67                     54
   Amortization of goodwill                                                               --                     54
   (Increase) decrease, net of acquired business, in:
       Accounts receivable                                                               162                   (937)
       Inventories                                                                       674                    350
       Income tax receivable                                                              65                    (11)
       Prepaid expenses and other current assets                                          10                     38
       Deferred tax assets                                                                (2)                    48
       Other assets                                                                       13                     (4)
   Increase (decrease), net of acquired business, in:
       Accounts payable and accrued expenses                                          (1,853)                  (580)
       Income taxes payables                                                             (11)                    11
       Other liabilities                                                                 (60)                   (20)
                                                                                     -------                -------
Net cash (used in) operating activities                                                 (911)                  (974)
                                                                                     -------                -------
Investing Activities:
   Additions to property and equipment                                                   (16)                   (63)
   Collection of loans due from related parties                                            2                      8
                                                                                     -------                -------
Net cash (used in) investing activities                                                  (14)                   (55)
                                                                                     -------                -------
Financing Activities:
   Net Proceeds (payments) on borrowings                                                 465                    229
                                                                                     -------                -------
   Net cash provided by financing activities                                             465                    229
                                                                                     -------                -------
Net (decrease) in cash                                                                  (460)                  (800)
Effect of exchange rate changes on cash                                                   12                    (80)
Cash, at beginning of period                                                           1,288                  1,769
                                                                                     -------                -------
Cash, at end of period                                                               $   840                $   889
                                                                                     =======                =======
Supplemental information:
   Cash paid for:
   Interest                                                                          $    51                $    87
   Taxes                                                                             $    48                $   137

Non-cash transactions:
   Note in exchange for sale of business                                                  --                $   772




     See accompanying notes to condensed consolidated financial statements.

                   Advanced Electronic Support Products, Inc.
                                and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The condensed consolidated balance sheet information as of December 31, 2001 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for 2001 (the "Form 10-K"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K.

2. Line of Credit

The line of credit agreement requires the Company to comply with certain covenants, including limitations on further borrowings, dividend payments and certain financial covenants. As of March 31, 2002, the Company was not in compliance with two of the financial covenants contained in the agreement, and the lender has waived compliance with those covenants at that date. Additionally, the Company will likely not meet certain of its financial covenants during future periods unless its results of operations substantially improve. While there can be no assurance, the Company expects that its lender will continue to waive financial covenant violations which occur during future periods.

                   Advanced Electronic Support Products, Inc.
                                and Subsidiaries


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


3. Earnings Per Share

The following reconciles the components of the earnings per share (EPS) computation (in thousands, except per share amounts):


 For the three months
   ended March 31,                          2002                                               2001
 --------------------   ---------------------------------------------      --------------------------------------------
                           Income          Shares           Per-Share        Income           Shares           Per-Share
                        (Numerator)     (Denominator)         Amount       (Numerator)     (Denominator)         Amount
                        -----------     -------------         ------       -----------     -------------         ------
Earnings per
common share

Net income
available to
common shares              $   5            4,440            $   0.00         $  22            3,682            $   0.01

Effect of
dilutive
Securities:

Exercisable
options to
purchase shares
of common stock                               173                                                407

Net income
available to
common
shareholders
plus assumed
conversions                $   5            4,613            $   0.00         $  22            4,089            $   0.01



Options to purchase 20,000 shares, 91,450 shares, 332,401 shares, and 19,000 shares of common stock at $3.69, $2.13, $1.75, and $2.86 per share, respectively, were outstanding during 2002, but were not included in the computation of diluted EPS as the options' exercise price were greater than the average market price of the common shares. These options, which expire in 2007, 2009, 2010, and 2011 were outstanding at March 31, 2002.

Options to purchase 20,000 shares and 91,850 shares of common stock at $3.69 and $2.13 per share, respectively, were outstanding during 2001, but were not included in the computation of diluted EPS as the options' exercise price were greater than the average market price of the common shares. These options, which expire in 2007 and 2009, were outstanding at March 31, 2001.

                   Advanced Electronic Support Products, Inc.
                                and Subsidiaries


4. Recent Accounting Pronouncements

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. Other than its 1997 acquisition of Jotec, AS, the Company's previous business combinations were accounted for using the purchase method of accounting. The Company initially adopted SFAS 141 and SFAS 142 during the quarter ended March 31, 2002 and will complete the transitional goodwill impairment test in the quarter ending June 30, 2002. Any resultant loss will be recognized as a cumulative effect of a change in accounting principle and the Company will restate its March 31, 2002 financial statements for such loss, if any.

                   Advanced Electronic Support Products, Inc.
                                and Subsidiaries


The principal effect of initial adoption of SFAS 141 and SFAS 142 was to eliminate amortization of the Company's goodwill. Had goodwill amortization ceased at January 1, 2001, net income would have increased by $54,000 and net income and net income per share for the three months ended March 31, 2001 would have been $76,000 and $.02, respectively.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment a Business" (as previously defined in that Opinion). The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of this Statement generally are to be applied prospectively. The Company's adoption of SFAS 144 on January 1, 2002 had no material effect on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THE FOLLOWING: COMPETITION FROM OTHER MANUFACTURERS AND DISTRIBUTORS OF CONNECTIVITY AND NETWORKING PRODUCTS BOTH NATIONALLY AND INTERNATIONALLY; THE BALANCE OF THE MIX BETWEEN ORIGINAL EQUIPMENT MANUFACTURER SALES (WHICH HAVE COMPARATIVELY LOWER GROSS PROFIT MARGINS WITH LOWER EXPENSES) AND NETWORKING AND INTERNATIONAL SALES (WHICH HAVE COMPARATIVELY HIGHER GROSS PROFIT MARGINS WITH HIGHER EXPENSES) FROM PERIOD TO PERIOD; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING AND ASSEMBLY OF PRODUCTS AND THE ABSENCE OF SUPPLY AGREEMENTS; AND WORKING CAPITAL AVAILABILITY TO SUPPORT BOTH CURRENT OPERATIONS AND FUTURE GROWTH, INCLUDING GROWTH THROUGH ACQUISITIONS. THESE AND ADDITIONAL FACTORS ARE DISCUSSED HEREIN AND IN THE FORM 10-K. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN AND THEREIN INVOLVE AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING), ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN THE FORM 10-K.

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was released by the U.S. Securities and Exchange Commission, encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Company's consolidated financial statements contained in its 2001 Form 10-K included a summary of the significant accounting policies and methods used in the preparation of the financial statements.

         Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of its financial statements.

Revenue Recognition

         Revenues are recognized at the time of shipment of the respective merchandise. The Company includes shipping and handling fees billed to customers as revenues. Cost of sales include outbound freight and preparing customers' orders for shipment.

Use of Estimate

         Management's discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and the carrying value of inventories and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

         For the three months ended March 31, 2002, the Company achieved net sales of $7.5 million, a decrease of $725,000 or 8.8% from net sales of $8.2 million for the three months ended March 31, 2001. Revenues for the first quarter of 2002 were positively impacted by $1.0 million of sales by Intelek, which was acquired in August 2001. Without Intelek's sales, net sales for the first quarter of 2002 would have decreased by $1.7 million or 21.3% compared to first quarter 2001 net sales. The decrease in net sales for the first three months of 2002 was due primarily to worsening worldwide economic conditions generally in the technology market and worsening economic conditions specifically in the networking, telecom and consumer sectors, which are the Company's primary markets. The Company expects these factors will continue to impact its net sales throughout 2002, although it believes that its net sales will increase as the economy improves, which the Company believes will occur during the latter part of 2002 and into 2003.

         For the three months ended March 31, 2002, U.S. original equipment manufacturer (OEM) sales totaled $1.3 million reflecting an increase $303,000 (30.3%) when compared to $1.0 million for the three months ended March 31, 2001. International sales were $4.7 million reflecting a decrease of $457,000 (8.9%) when compared to $5.2 million for the three months ended March 31, 2001. However, international sales for the three months ended March 31, 2002 were positively impacted by Intelek's sales. Without sales by Intelek, international sales for the three months ended March 31, 2002 would have been $3.7 million, or 29% lower from period to period. U.S. networking sales for the first three months were $1.5 million for 2002, compared to $1.8 million for 2001.

         The Company's gross profit margin for the three months ended March 31 2002 was 32.7%, compared to 31.3% for the three months ended March 31, 2001. The Company believes that the primary reason for the increase is related to the Company's ongoing efforts to reduce its cost of sales through negotiation with its suppliers.

         SG&A expenses were unchanged at $2.4 million for the three months ended March 31, 2002 from the same period a year ago, despite the addition of Intelek's SG&A expenses in 2002 aggregating approximately $215,000. SG&A also benefited in 2002 from the impact of SFAS 142, since the Company amortized $54,000 of goodwill in the first quarter of 2001 and no such goodwill amortization was required in 2002. SG&A expenses as a percentage of net sales for the three months ended March 31, 2002 were 31.8%, compared to 29.7% for the first three months of 2001. The Company believes (although there can be no assurance) that as sales increase in the future, it will see a reduction in SG&A as a percentage of net sales, since many of its SG&A expenses are relatively fixed.

         As a result of the aforementioned factors, income from operations for the three months ended March 31, 2002 was $70,000, a decrease of 44.4% compared to income from operations of $126,000 for the three months ended March 31, 2001.

         Interest expense for the three months ended March 31, 2002 decreased 41.4% to $51,000, compared to $87,000 for the three months ended March 31, 2001, due to reduced borrowings and slightly lower interest rates from period to period. Lower borrowings from period to period primarily resulted from funds obtained from the completion of a private placement in July 2001.

         Other income (expense) for the 2002 three month period compared to the 2001 three month period was positively impacted by changes in currency exchange rates from period to period. The Company had an exchange gain of $17,000 in the first quarter of 2002, compared to an exchange loss of $(21,000) in the first quarter of 2001.

        The Company's consolidated effective tax rate was higher for the three months ending March 31, 2002 compared to the 2001 three month period. The Company's U.S. operations lost money in the first quarter of 2002 and the Company has a U.S. net operating loss carryforward. However, several of the Company's non-U.S. businesses generated taxable income during the 2002 first quarter, and the income from such businesses was taxed in the jurisdictions in which such businesses operate. The Company anticipates that its consolidated effective tax rate in future periods will be impacted by which of its business operations are profitable in any future period and whether it will be able to take advantage of its U.S. net operating loss carryforward to offset its income in any such future period.

         As a result of the foregoing factors, the Company had net income of $5,000 for the three months ended March 31, 2002, a decrease of 77.3% over net income of $22,000 for the three months ended March 31, 2001.

         Basic earnings per share were $.00 for the three months ended March 31, 2002, compared to basic earnings per share of $.01 for the three months ended March 31, 2001. Diluted earnings per share were $.00 for the first three months of 2002, compared to diluted earnings per share of $.01 for the first three months of 2001.

LIQUIDITY & CAPITAL RESOURCES

         Historically, the Company has financed its operations primarily with cash flow from operations and with borrowings under its line of credit agreement.

         At March 31, 2002, the Company's working capital was $2.9 million, an increase of 12.3% over working capital of $2.6 million as of December 31, 2001. The principal causes of the increase were decreases of approximately $1.2 million in accounts payable (21.2%) and approximately $488,000 (46.1%) in accrued expenses, offset by an approximately $674,000 (11.4%) decrease in inventories, approximately $448,000 decrease in cash (34.8%), and approximately $465,000 (30.1%) increase in borrowings on the line of credit. At March 31, 2002, cash had decreased approximately $448,000 (including the $12,000 increase as a result of exchange rate changes), or 34.8%, as the Company's net income was applied to the aforementioned.

         For the three months ended March 31, 2002, $911,000 of cash was used in operations. Net income of approximately $5,000 was applied to the aforementioned decrease in accounts payable offset by decreases in inventories. Net cash used in investing activities was $14,000. Cash of $465,000 was generated in financing through increased borrowings on the line of credit. As a result of the foregoing, the Company's cash position decreased $460,000 between December 31, 2001 and March 31, 2002. That decrease, combined with a increase of $12,000 attributable to the effects of exchange rate changes on cash, produced an overall decrease in cash of $448,000.

         In September 2001, the Company obtained a renewal of a $4.0 million line of credit from a financial institution. Borrowings available under the line of credit, which matures on September 23, 2002, bear interest at the rate of prime plus one-half (.50) percent (increased, as described below, to prime plus one percent (1.0%) in March 2002). Borrowings under the line of credit are based on specific percentages of the Company's receivables and inventories. The line of credit is secured by a lien on the Company's U.S. assets, including accounts receivable and inventories. The line of credit is also guaranteed by the Company's principal shareholders, who have pledged a portion of the shares of the Company's common stock which they own to secure their guarantees.

         Under the terms of the loan agreement, the Company is required to comply with certain affirmative and negative covenants and to maintain certain financial benchmarks and ratios. As of September 30, 2001, the Company was not in compliance with the tangible net worth and leverage convents. A waiver was granted by the lender, and in connection therewith, the Company agreed to reduce the size of the line of credit to $3.0 million. The Company was also not in compliance with the tangible net worth and leverage covenants at December 31, 2001. While the lender granted a waiver of this covenant violation, it increased the interest rate payable on the line of credit by .5%, to prime plus 1%. Further, as of March 31, 2002, the Company was again not in compliance with the tangible net worth and leverage covenants, and the lender has granted a waiver of these covenant violations. Additionally, the Company will likely not meet its financial covenants during future periods unless its results of operations improve substantially. While there can be no assurance, the Company expects that its lender will continue to waive financial covenant violations during future periods. As of March 31, 2002, $2,011,000 was outstanding under the line of credit and $323,000 was available for borrowing based on applicable borrowing base formulas. As of April 30, 2002, $1,845,000 was outstanding under the line of credit and $139,000 was available for borrowing, based on applicable borrowing base formulas.

         The Company is making efforts to improve its cash situation through cost reductions, collection of accounts receivable, and further reduction in inventory. In that regard, the Company believes that revenue growth requires working capital to support the accounts receivable generated from increased sales. The Company believes that its internally generated cash flow from operations, combined with funds available under its line of credit, will be sufficient to fund its current operations for the next twelve months. Although there can be no assurance, the Company expects that its lender will renew its line of credit in September 2002 or that the Company will otherwise successfully refinance the line of credit with another lender. The failure to obtain an extension of the line of credit (or obtain a suitable replacement for the line of credit) would likely have an adverse impact on the Company's business and financial position. The Company may also consider selling debt or equity securities in order to meet its current and future working capital requirements or to fund future acquisitions.

         In March 2002, debt of $152,000 owed to the Company's principal stockholders was converted into 190,000 shares of the Company's common stock (at $.80 per share, the fair market value of the common stock at the date of the conversion).

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

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. Other than its 1997 acquisition of Jotec, AS, the Company's previous business combinations were accounted for using the purchase method. The Company initially adopted SFAS 141 and SFAS 142 during the quarter ended March 31, 2002 and will complete the transitional goodwill impairment test in the quarter ending June 30, 2002. Any resultant loss will be recognized as a cumulative effect of a change in accounting principle and the Company will restate its March 31, 2002 financial statements for such loss, if any.

         The principal effect of initial adoption of SFAS 141 and SFAS 142 was to eliminate amortization of the Company's goodwill. Had goodwill amortization ceased at January 1, 2001, net income would have increased by $54,000 and net income per share for the three months ended March 31, 2001 would have been $76,000 and $.02, respectively.

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment a Business" (as previously defined in that Opinion). The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of this Statement generally are to be applied prospectively. The Company's adoption of SFAS 144 on January 1, 2002 had no material effect on the Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates, and as a global company, the Company also faces exposure to adverse movements in foreign currency exchange rates.

         The Company's earnings are affected by changes in short-term interest rates as a result of the terms of its line of credit. If short-term interest rates averaged 2% more in the quarter ended March 31, 2002, the Company's interest expense would have increased, and loss before taxes would have increased by $28,000; comparably, the Company's interest expense would have increased, and income before taxes would have decreased by $43,000 in the first three months ended March 31, 2001. In the event of a change of such magnitude, management would likely take actions to try to mitigate its exposure to such change.

         The Company's revenues and net worth are affected by foreign currency exchange rates due to having operations in Norway, Sweden, Germany, and the Czech Republic. While the Company's intercompany sales to its subsidiaries are denominated in U.S. dollars, each subsidiary owns assets and conducts business in its local currency and, upon consolidation, the subsidiaries' financial results will be impacted by the value of the U.S. dollar. A uniform 10% strengthening for the first three months of March 2002 in the value of the dollar would have resulted in reduced revenues of $364,000. A uniform 10% strengthening for the first three months of March 2001 in the value of the dollar would have resulted in reduced revenues of $348,000. A uniform 10% strengthening as of March 31, 2002 in the value of the dollar would have resulted in a reduction of the Company's consolidated net worth by $200,000. A uniform 10% strengthening as of March 31, 2001 in the value of the dollar would have resulted in a reduction of the Company's consolidated net worth by $354,000. The Company periodically evaluates the materiality of foreign exchange risk and the financial instruments available to mitigate this exposure. The Company attempts to mitigate its foreign exchange exposures by only maintaining assets directly related to the local operations in the exposed currency wherever possible. However, the Company finds it impractical to hedge foreign currency exposure, and as a result will continue to experience foreign currency gains and losses in the future.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None

ITEM 5. OTHER INFORMATION

        The Company has received a letter from the NASDAQ Small-Cap Market advising the Company that as a consequence of its common stock having traded below $1.00 for a consecutive thirty trading day period, the Company is not in compliance with the NASDAQ continued listing maintenance standards. Under NASDAQ rules, the Company is subject to delisting of its common stock if the closing bid price of its common stock is not $1.00 per share or more for a minimum of ten consecutive trading days between this date and October 21, 2002. If the Company does not meet this requirement, NASDAQ will determine as of October 2002 whether or not the Company meets the initial listing criteria under NASDAQ Marketplace Rule 4310(c)(2)(A). In that regard, the Company believes that it will meet the initial listing criteria at that date so long as its shareholders' equity remains over $5.0 million at the time such criteria is tested. If the Company meets the initial listing criteria at that time, it will receive an additional 180 day extension of the period in which its shares must trade (for ten consecutive trading days) over $1.00 per share to avoid delisting. As a result, there can be no assurance that the Company will be able to maintain its listing on the NASDAQ Small-Cap Market.

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

                                      ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.



Date: May 14, 2002                    By: /s/ Roy Rafalco
                                          --------------------------------------
                                      Roy Rafalco, Chief Financial Officer