Form 10-Q
period 2002-06-30
ADVANCED ELECTRONIC SUPPORT PRODUCTS INC
filed 2002-08-14
CIK 1026744

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                         Commission File No. 001-12739

                                  AESP, Inc.
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


          Former Name:    ADVANCED ELECTRONIC SUPPORT PRODUCTS, INC.


         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         The number of shares of the registrant's Common Stock outstanding as of August 5, 2002 is 4,596,721 shares.

                   Advanced Electronic Support Products, Inc.
                                and Subsidiaries


                                      INDEX


                                                                                                               Page
                                                                                                               ----
                                             Part I. Financial Information

Item 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets at December 31, 2001 and
           June 30, 2002 (unaudited)..............................................................................3

           Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2002 and 2001 (unaudited)...............................................................4

           Condensed Consolidated Statement of Shareholders' Equity for the
           six months ended June 30, 2002 (unaudited).............................................................5

           Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (unaudited)...............................................................6

           Notes to Condensed Consolidated Financial Statements (unaudited).......................................7

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................................13

Item 3     QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT
           MARKET RISK...........................................................................................20

                                               Part II. Other Information

Item 1.    LEGAL PROCEEDINGS.....................................................................................21

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................................21

Item 3.    DEFAULTS UPON SENIOR SECURITIES.......................................................................21

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.....................................................21

Item 5.    OTHER INFORMATION.....................................................................................21

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K......................................................................21


                   Advanced Electronic Support Products, Inc.
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                         June 30, 2002    December 31, 2001
                                                                          (unaudited)
                                                                         -------------    -----------------
Current Assets
   Cash .........................................................          $    643           $  1,288
   Accounts receivable, net of allowance for doubtful accounts
   of $352 at June 30, 2002 and $233 at December 31, 2001 .......             4,205              4,094
   Inventories ..................................................             5,848              5,930
   Income tax receivable ........................................                79                148
   Due from employees ...........................................                49                 31
   Prepaid expenses and other current assets ....................               394                211
                                                                           --------           --------
Total current assets ............................................            11,218             11,702
Property and equipment, net .....................................               605                580
Goodwill, net ...................................................               643                643
Deferred tax assets .............................................                93                 78
Assets of business transferred under contractual arrangement ....               706                732
Investment in marketable equity securities ......................               210                270
Other assets ....................................................                --                200
                                                                           --------           --------
TOTAL ASSETS ....................................................          $ 13,475           $ 14,205
                                                                           ========           ========

Liabilities and Shareholders' Equity
Current Liabilities
   Line of Credit ...............................................          $  1,809           $  1,546
   Accounts payable .............................................             5,247              5,619
   Accrued expenses .............................................               595              1,058
   Income taxes payable .........................................               109                 52
   Customer deposits and other ..................................               422                449
   Due to shareholders ..........................................                --                152
   Other current liabilities ....................................               612                270
                                                                           --------           --------
Total current liabilities .......................................             8,794              9,146
Long term liabilities ...........................................                18                 30
                                                                           --------           --------
TOTAL LIABILITIES ...............................................             8,812              9,176
                                                                           --------           --------
Shareholders' Equity
   Preferred stock, $.001 par value; 1,000 shares authorized;
   none issued ..................................................                --                 --
   Common stock, $.001 par value; 20,000 shares authorized;
   issued: 4,597 and 4,407 shares at June 30, 2002 and December
   31, 2001, respectively .......................................                 5                  4
   Paid-in capital ..............................................            12,349             12,198
   (Deficit) ....................................................            (7,391)            (6,684)
   Accumulated other comprehensive loss .........................              (300)              (489)
                                                                           --------           --------
TOTAL SHAREHOLDERS' EQUITY ......................................             4,663              5,029
                                                                           --------           --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................          $ 13,475           $ 14,205
                                                                           ========           ========


     See accompanying notes to condensed consolidated financial statements.

                   Advanced Electronic Support Products, Inc.
                                and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             Three months ended                    Six Months ended
                                                                  June 30,                              June 30,
                                                         ---------------------------           ---------------------------
                                                           2002               2001               2002              2001
                                                         --------           --------           --------           --------
Net sales .....................................          $  6,795           $  6,511           $ 14,281           $ 14,722

Operating expenses
   Cost of sales ..............................             4,867              5,108              9,904             10,753
   Selling, general and administrative expenses             2,657              2,569              5,036              5,009
                                                         --------           --------           --------           --------

Total operating expenses ......................             7,524              7,677             14,940             15,762
                                                         --------           --------           --------           --------

Loss from operations ..........................              (729)            (1,166)              (659)            (1,040)
Other income (expense):
   Interest, net ..............................               (47)               (59)               (98)              (146)
   Other ......................................                96                 38                120                 26
                                                         --------           --------           --------           --------

Loss before income taxes ......................              (680)            (1,187)              (637)            (1,160)
Provision (benefit) for income taxes ..........                32                (13)                70                 (8)
                                                         --------           --------           --------           --------

Net loss ......................................          $   (712)          $ (1,174)          $   (707)          $ (1,152)
                                                         --------           --------           --------           --------

Net loss per common share .....................          $  (0.15)          $  (0.32)          $  (0.16)          $  (0.31)
Net loss per common share assuming dilution ...
                                                         $  (0.15)          $  (0.32)          $  (0.16)          $  (0.31)
                                                         --------           --------           --------           --------


     See accompanying notes to condensed consolidated financial statements.

                   Advanced Electronic Support Products, Inc.
                                and Subsidiaries

            Condensed Consolidated Statement of Shareholders' Equity
                                   (Unaudited)
                                 (IN THOUSANDS)


                                                                                     Accumulated
                                                                                        Other                            Total
                                      Common           Paid-In                       Comprehensive     Comprehensive   Stockholders
                                      Stock            Capital          Deficit      Income (Loss)     Income (Loss)      Equity
                                     --------         --------         --------         --------         --------      ------------
Balance at January 1, 2002           $      4         $ 12,198         $ (6,684)        $   (489)              --        $  5,029

Net loss                                                                   (707)                             (707)           (707)

Conversion of debt                          1              151                                                                152

Investment in marketable
  equity securities, net of
  tax                                                                                        (60)             (60)            (60)

Cumulative  foreign  currency
  translation adjustment                   --               --               --              249              249             249
                                                                                                         --------
                                                                                                         $   (518)
                                     --------         --------         --------         --------         --------        --------
Balance at June 30, 2002             $      5         $ 12,349         $ (7,391)        $   (300)                        $  4,663
                                     ========         ========         ========         ========         ========        ========


     See accompanying notes to condensed consolidated financial statements.

                   Advanced Electronic Support Products, Inc.
                                and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (IN THOUSANDS)



                                                                                Six months ended June 30,
                                                                                -------------------------
                                                                                 2002              2001
                                                                                -------           -------
Operating Activities:
   Net loss                                                                     $  (707)          $(1,152)

   Adjustments to reconcile net income to net cash (used in) operating activities:
   Provision, net for losses on accounts receivable                                  14                88
   Depreciation and amortization                                                    141               104
   Amortization of goodwill                                                          --               107
   Provision for inventory obsolescence                                              36               779
   (Increase) decrease, net of acquired business, in:
       Accounts receivable                                                         (298)             (302)
       Inventories                                                                  702               717
       Income tax receivable                                                         83               (32)
       Prepaid expenses and other current assets                                     36               121
       Other assets                                                                  40              (150)
   Increase (decrease), net of acquired business, in:
       Accounts payable and accrued expenses                                       (977)             (728)
       Income taxes payables                                                         33              (134)
       Other liabilities                                                             88               (36)
                                                                                -------           -------
Net cash used in operating activities                                              (809)             (618)
                                                                                -------           -------
Investing Activities:
   Additions to property and equipment                                             (131)             (157)
   Collection (issuance) of loans due from employees                                (42)                5
   Collection on note receivable from sale of Ukrainian subsidiary                   26                23
                                                                                -------           -------
Net cash used in investing activities                                              (147)             (129)
                                                                                -------           -------
Financing Activities:
   Net Proceeds (payments) on borrowings                                            263            (1,295)
   Proceeds from sale of stocks and warrants, net                                    --               982
                                                                                -------           -------
   Net cash (used in) provided by financing activities                              263              (313)
                                                                                -------           -------
Net decrease in cash                                                               (693)           (1,060)
Effect of exchange rate changes on cash                                              48               (91)
Cash, at beginning of period                                                      1,288             1,769
                                                                                -------           -------
Cash, at end of period                                                          $   643           $   618
                                                                                =======           =======
Supplemental information:
   Cash paid for:
   Interest                                                                     $    95           $   146
   Taxes                                                                        $    79           $   190
Non-cash transactions:
   Note in exchange for sale of business                                             --           $   772
   Conversion of debt to equity                                                 $   152



     See accompanying notes to condensed consolidated financial statements.

                   Advanced Electronic Support Products, Inc.
                                and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Presentation   The accompanying unaudited condensed consolidated
                           financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The condensed consolidated balance sheet information as of December 31, 2001 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for 2001 (the "Form 10-K"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K.

2.Line of Credit           The Company has a line of credit which matures on
                           September 23, 2002. The line of credit agreement requires the Company to comply with covenants, including limitations on further borrowings, dividend payments, and with certain financial covenants. As of June 30, 2002, the Company was not in compliance with two of the financial covenants contained in the agreement, and the lender waived compliance with those covenants at that date. In connection with the waiver, the Company has agreed to a reduction in the line of credit from $3 million to $1.9 million which includes a reduction in the amount the Company can borrow on its U.S. based inventories. As of June 30, 2002, $1,809,000 was outstanding under the line of credit and $24,000 was available for borrowing based on the applicable borrowing base formulas. Further, its lender has advised the Company that it is unlikely that it will renew the line of credit at its maturity; however they will extend the termination date in order to give AESP time to secure new financing. The Company has begun a search for a new lender.

                   Advanced Electronic Support Products, Inc.
                                and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




3. Earnings Per Share      The following reconciles the components of the
                           earnings per share (EPS) computation (In thousands, except per share amounts):



For the three months
ended June 30,                               2002                                               2001
--------------------   ----------------------------------------------     ---------------------------------------------
                           Loss             Shares          Per-Share        Loss              Shares         Per-Share
                       (Numerator)       (Denominator)       Amount       (Numerator)       (Denominator)       Amount
                       -----------       -------------       ------       -----------       -------------     ---------
Earnings per
common share
Net loss
applicable to
common
shareholders             $  (712)            4,597          $  (0.15)       $(1,174)            3,694          $  (0.32)
Effect of
dilutive
Securities:
Exercisable
options to
purchase shares
of common stock                                 --                                                 --
Net loss
applicable to
common
shareholders
plus assumed
conversions              $  (712)            4,597          $  (0.15)       $(1,174)            3,694          $  (0.32)



For the six months
ended June 30,                               2002                                               2001
------------------     ----------------------------------------------     ---------------------------------------------
                           Loss             Shares          Per-Share        Loss              Shares         Per-Share
                       (Numerator)       (Denominator)       Amount       (Numerator)       (Denominator)       Amount
                       -----------       -------------       ------       -----------       -------------     ---------
Earnings per
common share
Net loss
applicable to
common
shareholders             $  (707)            4,509          $  (0.16)       $(1,152)            3,689          $  (0.31)
Effect of
dilutive
Securities:
Exercisable
options to
purchase shares
of common stock                                 --                                                 --
Net loss
applicable to
common
shareholders
plus assumed
conversions              $  (707)            4,509          $  (0.16)       $(1,152)            3,689          $  (0.31)


                   Advanced Electronic Support Products, Inc.
                                and Subsidiaries


                           Options to purchase 20,000 shares, 91,450 shares, 332,401 shares, and 19,000 shares of common stock at $3.69, $2.13, $1.75, and $2.86 per share, respectively, were outstanding during 2002, but were not included in the computation of diluted EPS as the options' exercise price were greater than the average market price of the common shares and because of the Company's net loss. These options, which expire in 2007, 2009, 2010, and 2011 were outstanding at June 30, 2002.

                           Options to purchase 20,000 shares and 91,450 shares of common stock at $3.69 and $2.13 per share, respectively, were outstanding during 2001, but were not included in the computation of diluted EPS as the options' exercise price were greater than the average market price of the common shares and because of the Company's net loss. These options, which expire in 2007 and 2009, were outstanding at June 30, 2001.

                   Advanced Electronic Support Products, Inc.
                                and Subsidiaries


4. Recent Accounting       In June 2001, the Financial Accounting Standards
   Pronouncements          Board (FASB) finalized Statement of Financial
                           Accounting Standards (SFAS) No. 141, "Business
                           Combinations," and SFAS No. 142, "Goodwill and Other
                           Intangible Assets." SFAS 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

                           SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. Other than its 1997 acquisition of Jotec, AS, the Company's previous business combinations were accounted for using the purchase method of accounting. The Company initially adopted SFAS 141 and SFAS 142 during the quarter ended March 31, 2002. During the quarter ended June 30, 2002, the Company completed the transitional goodwill impairment test and determined that it had no impairment to its goodwill at that date. The Company will continue to assess the value of its goodwill during future periods in accordance with the rules.

                   Advanced Electronic Support Products, Inc.
                                and Subsidiaries


                           The principal effect of initial adoption of SFAS 141 and SFAS 142 was to eliminate amortization of the Company's goodwill. Had goodwill amortization ceased at January 1, 2001, expenses would have decreased by $107,000 and net loss and net loss per share for the six months ended June 30, 2001 would have been $1.1 million and $ 0.29, respectively.

                           In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment a Business" (as previously defined in that Opinion). The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of SFAS 144 on January 1, 2002, had no material effect on the Company's consolidated financial statements.

                           In April 2002, the FASB issued SFAS No. 145,
                           "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under Statement 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates Statement 4 and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions." Additionally, this Statement amends SFAS No. 13, "Accounting for Leases," such that lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in a similar manner as a sale-leaseback. This statement is generally effective for financial statements issued on or after May 15, 2002. The impact of adopting SFAS No. 145 was not material.

                           In June 2002, the FASB issued SFAS No. 146,
                           "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or

                   Advanced Electronic Support Products, Inc.
                                and Subsidiaries


                           disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including certain costs incurred in a Restructuring)." A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain qualifying employee termination benefits. This Statement will be effective for exit or disposal activities initiated by the Company after December 31, 2002.

5. Subsequent Events       Effective July 1, 2002, the Company agreed to issue
                           200,000 shares of its common stock to two investment banking firms for services. These shares will vest over a twelve month period as to 100,000 shares and over an eighteen month period as to 100,000 shares.
                           The $176,000 estimated fair value of these shares at the date the Company committed to issue them will be included in selling, administrative expenses during the eighteen month period in which the investment bankers have agreed to provide services.

                           On August 8, 2002, at the Company's annual stockholders' meeting, the Company shareholders approved a change in the Company's corporate name to AESP, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THE FOLLOWING: THE COMPANY'S ABILITY TO REFINANCE ITS LINE OF CREDIT WHICH BECOMES DUE SEPTEMBER 23, 2002, THE COMPANY'S ABILITY TO OBTAIN SUFFICIENT WORKING CAPITAL TO MEET ITS CURRENT AND FUTURE REQUIREMENTS, COMPETITION FROM OTHER MANUFACTURERS AND DISTRIBUTORS OF CONNECTIVITY AND NETWORKING PRODUCTS BOTH NATIONALLY AND INTERNATIONALLY; THE BALANCE OF THE MIX BETWEEN ORIGINAL EQUIPMENT MANUFACTURER SALES (WHICH HAVE COMPARATIVELY LOWER GROSS PROFIT MARGINS WITH LOWER EXPENSES) AND NETWORKING AND INTERNATIONAL SALES (WHICH HAVE COMPARATIVELY HIGHER GROSS PROFIT MARGINS WITH HIGHER EXPENSES) FROM PERIOD TO PERIOD; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING AND ASSEMBLY OF PRODUCTS AND THE ABSENCE OF SUPPLY AGREEMENTS; AND THE COMPANY'S ABILITY TO FINANCE AND INTEGRATE FUTURE ACQUISITIONS. THESE AND ADDITIONAL FACTORS ARE DISCUSSED HEREIN AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR 2001 (THE "FORM 10-K"). THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN AND THEREIN INVOLVE AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING), ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENT. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN THE FORM 10-K.

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was released by the U.S. Securities and Exchange Commission, encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our consolidated financial statements contained in Form 10-K include a summary of the significant accounting policies and methods used in the preparation of the financial statements.

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

Use of Estimate

         Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and the carrying value of inventories and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

         For the six months ended June 30, 2002, the Company achieved net sales of $14.3 million, a decrease of $441,000 or 3.0% over net sales of $14.7 million for the six months ended June 30, 2001. For the quarter ended June 30, 2002, the Company achieved net sales of $6.8 million, an increase of $284,000 or 4.4% over net sales of $6.5 million for the quarter ended June 30, 2001.

Revenues for the first half of 2002 were positively impacted by $2.1 million of sales by Intelek, which was acquired in August 2001. Without Intelek's sales, net sales for the first half of 2002 would have decreased by $2.6 million or 17.5% compared to first half 2001 net sales. Contributing to the overall decrease in first half sales were decreases in international sales, which were down by 22.2% to $6.6 million for the first six months of 2002, from $8.5 million for the first six months of 2001. In addition, U.S. networking sales were down by 24.5% to $3.0 million for the first six months of 2002, from $3.9 million for the first six months of 2001. OEM sales increased by 12.4% to $2.6 million for the first six months of 2002, from $2.3 million for the first six months of 2001. The increase in sales for the second quarter resulted from Intelek sales ($1.1 million) offset by reductions of U.S networking sales of $393,000, and international sales (other than from Intelek) of $415,000.

         The weakening U.S. dollar also benefited sales in 2002 due to better currency translations of net sales from the various currencies in which the Company sells its products. The decrease in net sales for the three and six months 2002 periods was due primarily to heightened competition, worsening worldwide economic conditions generally in the technology market, and worsening economic conditions specifically in the networking, telecom and consumer sectors, which are the Company's primary markets. The Company expects these factors will continue to impact its net sales throughout 2002, although it believes that its net sales will increase as the economy improves, which the Company believes will occur in 2003.

             The Company's gross profit margin was 30.6% for the six months ended June 30, 2002, compared to 27% for the six months ended June 30, 2001, and was 28.4% for the second quarter of 2002 compared to 21.5% for the second quarter of 2001. During the three and six month 2001 periods, the Company recorded a provision totaling $779,000 for inventory impairment. No such provision was required to be recorded in the comparative 2002 periods. The Company believes that with its current mix of operations, gross profit margin should remain in the 28% to 32% range during the foreseeable period, although there can be no assurance of that fact and factors described above may impact where its gross profit margin falls within the range or whether its gross profit falls outside the range.

         Selling, general and administrative ("SG&A") expenses remained roughly the same at $5.0 million for the six months ended June 30, 2002 and 2001. For the quarter ended June 30, 2002, SG&A expenses increased by 3.4% to $2.7 million, from $2.6 million for the comparative 2001 period. SG&A expenses as a percentage of sales for the three and six months ended June 30, 2002 were 39.1% and 35.3%, respectively, compared to 39.5% and 34.0%, respectively, for the three and six months ended June 30, 2001. SG&A in 2002 was affected by Intelek's SGA in the amount of $251,000 and $466,000 for the three and six months ended June 30, 2002. SG&A was also affected in the first half by goodwill amortization of $107,000 and $54,000 for the 2001 six and three month periods. No such amortization was required in 2002.

         As a result of the aforementioned factors, the loss from operations for the three months ended June 30, 2002 was $729,000, a decrease of $437,000 from the loss from operations of $1.2 million for the three months ended June 30, 2001. For the first six months of 2002, the loss from operations was $659,000 a decrease of $381,000 from the loss from operations of $1.0 million for the first six months of 2001.

         Other income for the 2002 three and six month periods primarily benefited from the substantial changes in currency exchange rates during 2002.

         Interest expense for the six months ended June 30, 2002 was $98,000, compared to $146,000 for the first six months of 2001. Interest decreased for the first six months of 2002 due to lower borrowings by the Company and a lower interest rate compared to the similar period in

2001. For the same reasons, second quarter 2002 interest was $47,000, compared to $59,000 in the first quarter of 2001.

         Income tax expense for the three and six months ended June 30, 2002 is computed based upon the tax rates applicable to the Company's operations in the United States, Germany, Sweden, Norway and the Czech Republic which range from 34% to 45%. Substantially all of the Company's 2002 loss before income taxes arose in tax jurisdictions where no immediate income tax benefit is available. Realization of substantially all of the Company's deferred tax assets resulting from the available net operating loss carryforwards and other net temporary differences is not considered more likely than not and accordingly a valuation allowance has been provided for all but $93,000 of the Company's deferred tax assets at June 30, 2002.

         The Company anticipates that its consolidated effective tax rate in future periods will be impacted by which of its businesses are profitable in any such future period and whether it will be able to take advantage of its net operating loss carry forwards to affect taxable income in such periods.

         As a result of the foregoing factors, the Company had a net loss of $707,000 for the six months ended June 30, 2002, a reduction of $445,000 from the net loss of $1.2 million for the six months ended June 30, 2001, and a net loss of $712,000 for the quarter ended June 30, 2002, a reduction of $462,000 from net loss of $1.2 million for the second quarter of 2001. The Company believes that its revenues, gross profit, and net income (loss) will be negatively impacted for the discernable future by the economic slowdown and by decreased spending on technology.

         Basic (loss) per share was $(0.16) for the six months ended June 30, 2002, compared to basic (loss) per share of $(0.31) for the six months ended June 30, 2001. Diluted (loss) per share was $(0.16) for the first six months of 2002, compared to diluted (loss) per share of $(0.31) for the first six months of 2001. For the second quarter of 2002, basic (loss) per share was $(0.15), compared to basic (loss) per share of $(.032) for the second quarter of 2001. Likewise, diluted (loss) per share was $(0.15) for the second quarter of 2002, reduced from diluted (loss) per share of $(0.32) for the second quarter of 2001.

LIQUIDITY & CAPITAL RESOURCES

         Historically, the Company has primarily financed its operations with cash flow from operations, borrowings under its available lines of credit, and sales of its equity securities.

         At June 30, 2002, the Company had working capital of $2.4 million, a decrease of 5.2% over working capital of $2.6 million at December 31, 2001. The principal causes of the decrease were a decrease of approximately $645,000 (change of 50.1%) in cash offset by a decrease of approximately $463,000 (change of 43.8%) in accrued expenses.

         For the six months ended June 30, 2002, $809,000 of cash was used in operations. The net loss of approximately $707,000 million reduced cash. Net cash used in investing activities was $147,000, as there was an increase in property and equipment. Cash of $263,000 was generated in financing activities primarily from short term borrowings. As a result of the foregoing, the Company's cash position decreased $693,000 between December 31, 2001 and June 30, 2002. That decrease, combined with an increase of $48,000 attributable to the effects of exchange rate changes on cash, produced an overall decrease in cash of $645,000.

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

         Under the terms of the loan agreement, the Company is required to comply with certain affirmative and negative covenants and to maintain certain financial benchmarks and ratios. As of September 30, 2001, the Company was not in compliance with the tangible net worth and leverage convents. A waiver was granted by the lender, and in connection therewith, the Company agreed to reduce the size of the line of credit to $3.0 million. The Company was also not in compliance with the tangible net worth and leverage covenants at December 31, 2001. While the lender granted a waiver of this covenant violation, it increased the interest rate payable on the line of credit by .5%, to prime plus 1%. Further, as of March 31, 2002 and June 30, 2002, the Company was again not in compliance with the tangible net worth and leverage covenants, and the lender has granted a waiver of these covenant violations. In connection with the waiver, the Company has agreed to a reduction in the line of credit to $1.9 million which includes a reduction in the amount the Company can borrow on its Florida based inventories. Additionally, the Company will likely not meet its financial covenants during future periods unless its results of operations improve substantially. While there can be no assurance, the Company expects that its lender will continue to waive financial covenant violations during future periods. As of June 30, 2002, $1,809,000 was outstanding under the line of credit and $24,000 was available for borrowing based on previous and current borrowing base formulas.

         In August 2002, the Company requested that the financial institution to extend the current line of credit based on the same terms and conditions. The financial institution has advised the Company that it is unlikely that the financial institution will renew the line of credit; although the lender has advised the Company that it will likely extend the termination date of the line of credit for a limited period of time to allow the Company to obtain alternative financing from another lender. While the Company expects to be able to obtain alternative financing, there can be no assurance that it will be able to do so. If the Company is unable to obtain alternative financing or additional extensions beyond its September 23, 2002 maturity date, the Company's business would likely be materially and adversely affected.

         The Company's foreign subsidiaries also have various lines of credits. At June 30, 2002, $863,000 is outstanding under these lines and $443,000 is available for borrowing.

         The Company is making efforts to improve its cash situation through cost reductions, collection of accounts receivable, and reduction in inventory. The Company believes that revenue growth requires working capital to support increased sales and to support the receivables generated from increased sales. The Company believes that its internally generated cash flow from operations, combined with its line of credit, will be sufficient to fund its current operations for the next twelve months. The Company may also consider selling debt or equity securities in order to meet its current and future working capital requirements or to fund future acquisitions.

         In March 2002, debt of $152,000 owed to the Company's principal stockholders was converted into an aggregate of 190,000 shares of common stock (at $.80 per share, the fair market value of the common stock on the conversion date).

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

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. Other than its 1997 acquisition of Jotec, AS, the Company's previous business combinations were accounted for using the purchase method. The Company initially adopted SFAS 141 and SFAS 142 during the quarter ended March 31, 2002. The Company has now completed the transitional goodwill impairment test in the quarter ending June 30, 2002 and no impairment was required.

         The principal effect of initial adoption of SFAS 141 and SFAS 142 was to eliminate amortization of the Company's goodwill. Had goodwill amortization ceased at January 1, 2001, expenses would have decreased by $107,000 and net loss and net loss per share for the six months ended June 30, 2001 would have been $1.1 million and $ 0.29, respectively.

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment a Business" (as previously defined in that Opinion). The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of SFAS 144 on January 1, 2002 had no material effect on the Company's consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under Statement 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates Statement 4 and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions." Additionally, this Statement amends SFAS No. 13, "Accounting for Leases," such that lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in a similar manner as a sale-leaseback. This Statement is generally effective for financial statements on or after May 15, 2002. The impact of adopting SFAS No. 145 was not material.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including certain costs incurred in a Restructuring)." A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain qualifying employee termination benefits. This Statement will be effective for exit or disposal activities initiated by the Company after December 31, 2002.

ITEM 3. QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates, and as a global company, the Company also faces exposure to adverse movements in foreign currency exchange rates.

         The Company's earnings are affected by changes in short-term interest rates as a result of its credit facility. If short-term interest rates averaged 2% more in the first six months ended June 30, 2002, the Company's interest expense would have increased, and loss before taxes would increase by $28,000; comparably, the Company's interest expense would have increased, and loss before taxes would increase by $38,000 in the first six months ended June 30, 2001. In the event of a change of such magnitude, management would likely take actions to mitigate its exposure to change.

         The Company's revenues and net worth are affected by foreign currency exchange rates due to having subsidiaries in Norway, Sweden, Germany and the Czech Republic. While the Company's sales to its subsidiaries are denominated in U.S. dollars, each subsidiary owns assets and conducts business in its local currency. Upon consolidation, the subsidiaries' financial results are impacted by the value of the U.S. dollar. A uniform 10% strengthening as of June 30, 2002 in the value of the dollar would have resulted in reduced revenues of $757,000 for the six months ended June 30, 2002. A uniform 10% strengthening as of June 30, 2001 in the value of the dollar would have resulted in reduced revenues of $599,000 six months ended June 30, 2001. A uniform 10% strengthening as of June 30, 2001 in the value of the dollar would have resulted in a reduction of the consolidated Company's net worth by $321,000. A uniform 10% strengthening as of June 30, 2001 in the value of the dollar would have resulted in a reduction of the consolidated Company's net worth by $299,000. The strengthening of the value of the dollar has a larger impact at June 30, 2002 versus 2001 since the Company purchased its Czech Republic subsidiary, Intelek, in August 2001. The Company periodically evaluates the materiality of foreign exchange risk and the financial instruments available to mitigate this exposure. The Company attempts to mitigate its foreign exchange exposures by only maintaining assets directly related to the local operations in the exposed currency wherever possible. However, the Company finds it impractical to hedge foreign currency exposure, and as a result will continue to experience foreign currency gains and losses in the future.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        No matters were submitted to the Company's shareholders during the quarter ended June 30, 2002.

ITEM 5. OTHER INFORMATION

        The Company has received a letter from The Nasdaq SmallCap Market that it has regained compliance with the Nasdaq SmallCap continued listing maintenance standards. As previously reported on April 24, 2002, the Company received a letter from Nasdaq that as a consequence of its common stock having traded below $1.00 per share for 30 consecutive trading days, it was not in compliance with Nasdaq's continued listing standards. On June 11, 2002, the Company received a second letter from Nasdaq that as a result of the closing bid price of the Company's common stock remaining at or over $1.00 per share for at least 10 consecutive trading days, the Company has regained compliance with Nasdaq's continued listing maintenance standards.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            99.1  Certification of Chief Executive Officer
            99.2  Certification of Chief Financial Officer

        (b) Reports on Form 8-K

            None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AESP, Inc.



Date: August 14, 2002                 By: /s/ ROY RAFALCO
                                          --------------------------------------
                                          Roy Rafalco, Chief Financial and
                                          Accounting Officer