Form 10-Q
period 2002-09-30
AESP INC
filed 2002-11-12
CIK 1026744

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-12739

AESP, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	59-2327381

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1810 N.E. 144TH STREET NORTH MIAMI, FLORIDA	Z33181

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (305) 944-7710

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒   No   ☐

     Indicate by check mark whether the registrant is on accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

     The number of shares of the registrant’s Common Stock outstanding as of November 11, 2002 is 4,796,721 shares.

AESP, Inc. and Subsidiaries

Part I. Financial Information

Item 1. FINANCIAL STATEMENTS

AESP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2002	December 31, 2001

	(unaudited)
Current Assets
Cash	$664	$1,288
Accounts receivable, net of allowance for doubtful accounts of $331 at September 30, 2002 and $233 at December 31, 2001	3,873	4,094
Inventories	5,492	5,930
Income tax receivable	135	148
Due from employees	89	31
Prepaid expenses and other current assets	369	211

Total current assets	10,622	11,702
Property and equipment, net	572	580
Goodwill, net	640	643
Deferred tax assets	94	78
Assets of business transferred under contractual arrangement	695	732
Investment in marketable equity securities	171	270
Other assets	120	200

TOTAL ASSETS	$12,914	$14,205

Liabilities and Shareholders’ Equity
Current Liabilities
Line of Credit	$1,806	$1,546
Bank loan payable	783	456
Accounts payable	3,959	5,163
Accrued expenses	597	1,058
Income taxes payable	104	52
Customer deposits and other	1,286	449
Due to shareholders	—	152
Other current liabilities	472	270

Total current liabilities	9,007	9,146
Long term liabilities	9	30

TOTAL LIABILITIES	9,016	9,176

Shareholders’ Equity
Preferred stock, $.001 par value; 1,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 20,000 shares authorized; issued: 4,797 and 4,407 shares at September 30, 2002 and December 31, 2001, respectively	5	4
Paid-in capital	12,525	12,198
(Deficit)	(8,101)	(6,684)
Deferred Compensation	(126)	—
Accumulated other comprehensive loss	(405)	(489)

TOTAL SHAREHOLDERS’ EQUITY	3,898	5,029

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,914	$14,205

See accompanying notes to condensed consolidated financial statements.

AESP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three months ended		Nine Months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$6,888	$6,406	$21,169	$21,128
Operating expenses
Cost of sales	5,000	4,413	14,904	15,166
Selling, general and administrative expenses	2,681	2,739	7,717	7,748

Total operating expenses	7,681	7,152	22,621	22,914

Loss from operations	(793)	(746)	(1,452)	(1,786)
Other income (expense):
Interest, net	(53)	(63)	(151)	(209)
Other	130	40	250	66

Loss before income taxes	(716)	(769)	(1,353)	(1,929)
Provision for income taxes	(6)	18	64	10

Net loss	$(710)	$(787)	$(1,417)	$(1,939)

Net loss per common share	$(0.15)	$(0.18)	$(0.31)	$(0.50)
Net loss per common share assuming dilution	$(0.15)	$(0.18)	$(0.31)	$(0.50)

See accompanying notes to condensed consolidated financial statements.

AESP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)
(IN THOUSANDS)

					Accumulated Other
				Deferred	Comprehensive	Comprehensive	Total Shareholders
	Common Stock	Paid-In Capital	Deficit	Compensation	Income (Loss)	Income (Loss)	Equity

Balance at January 1, 2002	$4	$12,198	$(6,684)	—	$(489)	—	$5,029
Net loss			(1,417)			(1,417)	(1,417)
Conversion of debt	1	151					152
Stock issued for services	—	176		(126)			50
Investment in marketable equity securities, net of tax					(96)	(96)	(96)
Cumulative foreign currency translation adjustment	—	—	—	—	180	180	180

						$(1,333)

Balance at September 30, 2002	$5	$12,525	$(8,101)	$(126)	$(405)		$3,898

See accompanying notes to condensed financial statements.

AESP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(IN THOUSANDS)

	Nine months ended September 30,

	2002	2001

Operating Activities:
Net loss	$(1,417)	$(1,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision, net for losses on accounts receivable	31	138
Depreciation and amortization	211	166
Amortization of goodwill	—	166
Provision for impairment of intangible assets	—	331
Provision for inventory obsolescence	157	779
Stock for services	50	—
(Increase) decrease, net of acquired business, in:
Accounts receivable	(73)	(502)
Inventories	1,169	747
Income tax receivable	37	23
Prepaid expenses and other current assets	(142)	(28)
Other assets	118	—
Increase (decrease), net of acquired business, in:
Accounts payable and accrued expenses	(1,963)	(548)
Income taxes payables	22	(230)
Customer deposits and other	655	(6)

Net cash (used in) operating activities	(1,145)	(903)

Investing Activities:
Net cash used in acquisitions	—	(394)
Additions to property and equipment	(212)	(189)
Collection (issuance) of loans due from employees	(2)	5
Collection on note receivable from sale of Ukrainian subsidiary	18	33

Net cash (used in) investing activities	(196)	(545)

Financing Activities:
Net proceeds (payments) on borrowings	587	(813)
Proceeds from sale of stocks and warrants, net	—	956

Net cash provided by financing activities	587	143

Net decrease in cash	(754)	(1,305)
Effect of exchange rate changes on cash	130	(25)
Cash, at beginning of period	1,288	1,769

Cash, at end of period	$664	$439

Supplemental information:
Cash paid for:
Interest	$151	$209
Taxes	$93	$197
Non-cash transactions:
Common stock issued for acquisition	—	$427
Note in exchange for sale of business	—	$772
Note issued for acquisition	—	213
Conversion of debt to equity	$152	—
Common stock issued for investment services	$176	—

See accompanying notes to condensed consolidated financial statements.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The condensed consolidated balance sheet information as of December 31, 2001 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2001 (the “Form 10-K”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K.

2.	Line of Credit	The Company had a $1.9 million line of credit which matured on September 30, 2002. The lender did not want to renew the line of credit; however, the lender extended the termination date to January 23, 2003 in order to give the Company time to secure new financing. The Company is currently searching for a new lender.

The line of credit agreement requires the Company to comply with other covenants, including limitations on further borrowings, dividend payments, and with certain financial covenants. As of September 30, 2002, the Company was not in compliance with two of the financial covenants contained in the agreement, and the lender waived compliance with those covenants at that date. Additionally, the Company will likely not meet its financial covenants in future periods unless its results of operations substantially improve. While there can be no assurance, the Company expects that its lender will continue to waive covenant violations during future periods. If the Company is unable to obtain alternative debt financing to replace its existing line of credit or to obtain an extension of its existing line of credit beyond its January 23, 2003 maturity date, the Company’s business would likely be materially and adversely affected.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Earnings Per Share	The following reconciles the components of the earnings per share (EPS) computation (In thousands, except per share amounts):

For the three months
ended September 30,	2002			2001

	Loss	Shares	Per-Share	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings per common share
Net loss applicable to common shareholders	$(710)	4,797	$(0.15)	$(787)	4,309	$(0.18)
Effect of dilutive Securities:
Exercisable options to purchase shares of common stock		—			—
Net loss applicable to common shareholders plus assumed conversions	$(710)	4,797	$(0.15)	$(787)	4,309	$(0.18)

For the nine months
ended September 30,	2002			2001

	Loss	Shares	Per-Share	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings per common share Net loss applicable to common shareholders	$(1,417)	4,630	$(0.31)	$(1,939)	3,896	$(0.50)
Effect of dilutive Securities:
Exercisable options to purchase shares of common stock		—			—
Net loss applicable to common shareholders plus assumed conversions	$(1,417)	4,630	$(0.31)	$(1,939)	3,896	$(0.50)

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Options to purchase 20,000 shares, 91,450 shares, 332,401 shares, and 19,000 shares of common stock at $3.69, $2.13, $1.75, and $2.86 per share, respectively, were outstanding during 2002, but were not included in the computation of diluted EPS as the options’ exercise price were greater than the average market price of the common shares and because of the Company’s net loss. These options, which expire in 2007, 2009, 2010, and 2011 were outstanding at September 30, 2002.

Options to purchase 20,000 shares of common stock at $3.69 were outstanding during 2001, but were not included in the computation of diluted EPS as the options’ exercise price were greater than the average market price of the common shares and because of the Company’s net loss. These options, which expire in 2007, were outstanding at September 30, 2001.

In March 2002, debt of $152,000 owed to the Company’s principal stockholders was converted into an aggregate of 190,000 shares of common stock (at $0.80 per share, the fair market value of the common stock on the conversion date).

Effective July 1, 2002, the Company issued 200,000 shares of its common stock to two investment banking firms for services. These shares will vest over a twelve month period as to 100,000 shares and over an eighteen month period as to 100,000 shares. The $176,000 estimated fair value of these shares at the date the Company committed to issue them is initially recorded as deferred compensation in the accompanying condensed consolidated balance sheet and amortized to selling, general, and administrative expenses during the eighteen month period in which the investment bankers have agreed to provide services.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	Recent Accounting Pronouncements	In June 2001, the Financial Accounting Standards Board (FASB) finalized Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. Other than its 1997 acquisition of Jotec, AS, the Company’s previous business combinations were accounted for using the purchase method of accounting. The Company initially adopted SFAS 141 and SFAS 142 during the quarter ended March 31, 2002. During the quarter ended June 30, 2002, the Company completed the transitional goodwill impairment test and determined that it had no impairment of its goodwill at that date. The Company will continue to assess the value of its goodwill during future periods in accordance with the rules.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The principal effect of initial adoption of SFAS 141 and SFAS 142 was to eliminate amortization of the Company’s goodwill. Had goodwill amortization ceased at January 1, 2001, expenses would have decreased by $166,000 and net loss and net loss per share for the nine months ended September 30, 2001 would have been $1.8 million and $0.46, respectively.

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment a Business” (as previously defined in that Opinion). The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of SFAS 144 on January 1, 2002, had no material effect on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under Statement 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates Statement 4 and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions.” Additionally, this Statement amends SFAS No. 13, “Accounting for Leases,” such that lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in a similar manner as a sale-leaseback. This Statement is generally effective for financial statements issued on or after May 15, 2002. The impact of adopting SFAS No. 145 was not material.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including certain costs incurred in a Restructuring).” A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain qualifying employee termination benefits. This Statement will be effective for exit or disposal activities initiated by the Company after December 31, 2002. The adoption of SFAS 146 will impact the timing of recognition of costs associated with any such future exit and disposal activities.

5.	Subsequent Event	The Company’s Board of Directors has approved a warrant dividend (the “Warrant Dividend). On the record date of the Warrant Dividend, the Company will issue one common stock purchase warrant (the “Warrants”) to purchase one share of the Company’s common stock for each share of the Company’s common stock owned by each of its shareholders as of the record date. The record date of the Warrant Dividend has not yet been determined, although it is anticipated to be prior to January 31, 2003.

The Warrants will be non-transferable. The Warrant exercise period will commence on the date following the effectiveness of a registration statement registering the sale of the shares of common stock underlying the Warrants (the “Warrant Effective Date”) and will continue for a period of one year thereafter. The exercise price of the Warrants will be as follows:

•	For the 90 day period following the Warrant Effective Date, the Warrants will be exercisable at an exercise price of $1.50 per share,

•	For the subsequent 90 day period following the completion of the 90 day period referred to above, the Warrants will be exercisable at an exercise price of $2.50 per share, and

•	For the balance of the term of the Warrants, the Warrants will be exercisable at an exercise price of $5.50 per share.

Any proceeds received from the exercise of the Warrants will be used for general working capital purposes or for acquisitions. However no material commitments or binding agreements have been reached with

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

respect to any acquisitions. There can be no assurance that any of the Warrants will be exercised.

The Company intends to file a registration statement with the SEC to register the shares of common stock underlying the Warrants. The Company expects to file such registration statement by the end of the fourth quarter of 2002.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THE FOLLOWING: THE COMPANY’S ABILITY TO OBTAIN SUFFICIENT WORKING CAPITAL TO MEET ITS CURRENT AND FUTURE REQUIREMENTS, THE COMPANY’S ABILITY TO REFINANCE ITS U.S. LINE OF CREDIT, COMPETITION FROM OTHER MANUFACTURERS AND DISTRIBUTORS OF CONNECTIVITY AND NETWORKING PRODUCTS BOTH NATIONALLY AND INTERNATIONALLY; THE BALANCE OF THE MIX BETWEEN ORIGINAL EQUIPMENT MANUFACTURER SALES (WHICH HAVE COMPARATIVELY LOWER GROSS PROFIT MARGINS WITH LOWER EXPENSES) AND NETWORKING AND INTERNATIONAL SALES (WHICH HAVE COMPARATIVELY HIGHER GROSS PROFIT MARGINS WITH HIGHER EXPENSES) FROM PERIOD TO PERIOD; THE COMPANY’S DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING AND ASSEMBLY OF PRODUCTS AND THE ABSENCE OF SUPPLY AGREEMENTS; AND COMPANY’S ABILITY TO FINANCE AND INTEGRATE FUTURE ACQUISITIONS. THESE AND ADDITIONAL FACTORS ARE DISCUSSED HEREIN AND IN THE FORM 10-K FOR THE YEAR 2001 (THE “FORM 10-K”). THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN AND THEREIN INVOLVE AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY’S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING), ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENT. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION SET FORTH IN “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” IN THE FORM 10-K.

Critical Accounting Policies

     The Company’s consolidated financial statements contained in the Form 10-K includes a summary of the significant accounting policies and methods used in the preparation of the financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Revenue Recognition

     Revenues are recognized at the time of shipment of the respective merchandise.

Use of Estimate

     Management’s discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and the carrying value of inventories and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

     For the nine months ended September 30, 2002, the Company achieved net sales of $21.2 million, an increase of $41,000 or .2% over net sales of $21.1 million for the nine months ended September 30, 2001. For the quarter ended September 30, 2002, the Company achieved net sales of $6.9 million, an increase of $482,000 or 7.5% over net sales of $6.4 million for the quarter ended September 30, 2001.

     Revenues for the first nine months of 2002 were positively impacted by $3.2 million of sales by Intelek, the Company’s Czech Republic subsidiary, which was acquired in August 2001. Without Intelek’s sales, net sales for the first nine months of 2002 would have decreased by $3.2 million or 14.8% compared to first nine months 2001 net sales. Contributing to the overall decrease for the first nine months sales were decreases in international sales, which were down by 19.6% to $9.6 million for the first nine months of 2002, from $11.9 million for the first nine months of 2001. In addition, U.S. networking sales were down by 22% to $4.5 million for the first nine months of 2002, from $5.8 million for the first nine months of 2001. OEM sales increased by 15.2% to $3.6 million for the first nine months of 2002, from $3.1 million for the first nine months of 2001. The increase in sales for the third quarter resulted from Intelek sales ($1.0 million) offset by reductions of U.S networking sales of $314,000, and international sales (other than from Intelek) of $433,000.

     The weakening U.S. dollar also benefited sales in 2002 due to better currency translations of net sales from the various currencies in which the Company sells its products. The decrease in net sales for the three and nine months 2002 periods (after adjusting for Intelek sales) was primarily due to heightened competition, worsening worldwide economic conditions generally in the technology market, and worsening economic conditions specifically in the networking, telecom and consumer sectors, which are the Company’s primary markets. The Company expects these factors will continue to impact its net sales throughout 2002, although it believes that its net sales will increase as the economy improves, which the Company believes will occur sometime during 2003.

     The Company’s gross profit margin was 29.6% for the nine months ended September 30, 2002, compared to 28.2% for the nine months ended September 30, 2001, and was 27.4% for the third quarter of 2002 compared to 31.1% for the third quarter of 2001. During the nine month 2001 periods, the Company recorded a provision totaling $779,000 for inventory impairment; whereas, a provision of $157,000 was recorded in the comparative nine month 2002 period. In the third quarter of 2002, the Company recorded a provision totaling $157,000 for inventory impairment. No such provision was recorded in the comparative 2001 three month period. Although there can be no assurance, the Company believes that with its current mix of operations, gross profit margin should remain in the 27% to 32% range during foreseeable periods, and the factors described in the “Forward Looking Statements” discussion above may impact whether gross profit margin falls within or outside this range.

     Selling, general and administrative (“SG&A”) expenses remained roughly the same at $7.7 million for the nine months ended September 30, 2002 and 2001. For the quarter ended September 30, 2002, SG&A expenses decreased by 2.1% to $2.7 million from the comparative 2001 period. SG&A expenses as a percentage of sales for the three and nine months ended September 30, 2002 were 38.9% and 36.5%, respectively, compared to 42.8% and 36.7%, respectively, for the three and nine months ended September 30, 2001. SG&A in 2002 was affected by Intelek’s SG&A in the amount of $213,000 and $679,000 for the three and nine months ended September 30, 2002. It was also affected by goodwill amortization of $166,000 and $60,000 for the 2001 nine and three month periods. No such amortization was required in 2002 under SFAS No. 142.

     As a result of the aforementioned factors, the loss from operations for the three months ended September 30, 2002 was $793,000, an increase of $47,000 from the loss from operations of $746,000 for the three months ended September 30, 2001. For the first nine months of 2002, the loss from operations was $1.5 million, a decrease of $334,000 from the loss from operations of $1.8 million for the first nine months of 2001.

     Other income for the 2002 three and nine month periods primarily benefited from the substantial positive changes in currency exchange rates during 2002.

     Interest expense for the nine months ended September 30, 2002 was $151,000, compared to $209,000 for the first nine months of 2001. Interest decreased for the first nine months of 2002 due to lower borrowings by the Company and a lower interest rate compared to the similar period in 2001. For the same reasons, third quarter 2002 interest was $53,000, compared to $63,000 in the third quarter of 2001.

     Income tax expense for the three and nine months ended September 30, 2002 is computed based upon the tax rates applicable to the Company’s operations in the United States, Germany, Sweden, Norway and the Czech Republic, which range from 34% to 45%. Substantially all of the Company’s 2002 loss before income taxes arose in tax jurisdictions where no immediate income tax benefit is available. Realization of substantially all of the Company’s deferred tax assets resulting from the available net operating loss carryforwards and other net temporary differences is not considered more likely than not and accordingly a valuation allowance has been provided for all but $94,000 of the Company’s deferred tax assets at September 30, 2002.

     The Company anticipates that its consolidated effective tax rate in future periods will be impacted by which of its businesses are profitable in any such future period and whatever it will be able to take advantage of its net operating loss carry forwards to affect taxable income in such periods.

     As a result of the foregoing factors, the Company had a net loss of $1.4 million for the nine months ended September 30, 2002, a reduction of $522,000 from the net loss of $1.9 million for the nine months ended September 30, 2001, and a net loss of $710,000 for the quarter ended September 30, 2002, a reduction of $77,000 from net loss of $787,000 for the third quarter of 2001. The Company believes that its revenues, gross profit, and net income (loss) will continue to be negatively impacted by the current economic slowdown and by decreased spending on technology.

     Basic (loss) per share were $(0.31) for the nine months ended September 30, 2002, compared to basic (loss) per share of $(0.50) for the nine months ended June 30, 2001. Diluted (loss) per share were $(0.31) for the first nine months of 2002, compared to diluted (loss) per share of $(0.50) for the first nine months of 2001. For the third quarter of 2002, basic (loss) per share were $(0.15), compared to basic (loss) per share of $(.18) for the third quarter of 2001. Likewise, diluted (loss) per share were $(0.15) for the third quarter of 2002, reduced from diluted (loss) per share of $(0.18) for the third quarter of 2001.

Liquidity & Capital Resources

     Historically, the Company has primarily financed its operations with cash flow from operations, borrowings under its available lines of credit, and sales of its equity securities.

     At September 30, 2002, the Company had working capital of $1.6 million, a decrease of 36.9% over working capital of $2.6 million at December 31, 2001. The principal causes of the decrease were a decrease of approximately $624,000 (change of 48.5%) in cash, a decrease of approximately $438,000 in inventories (change of 7.4%), a decrease of $221,000 in accounts receivable (change of 5.4%), an increase in the line of credit of $260,000 (change of 16.8%), an increase in customer deposits and other liabilities of $837,000 (change of 186%), offset by an increase in prepaid expenses of $158,000 (change of 74.9%), a decrease in accounts payable of $877,000 (change of 15.6%) and, a decrease in accrued expenses of $461,000 (change of 43.6%).

     For the nine months ended September 30, 2002, $1.1 million of cash was used in operations. Net cash used in investing activities was $196,000, primarily due to an increase in property and equipment. Cash of $587,000 was generated in financing activities primarily from short term borrowings. As a result of the foregoing, the Company’s cash position decreased $754,000 between December 31, 2001 and September 30, 2002. That decrease, combined with an increase of $130,000 attributable to the effects of exchange rate changes on cash, produced an overall decrease in cash of $624,000.

     The Company has a $1.9 million line of credit with a financial institution. Borrowings available under the line of credit bear interest at the rate of prime plus one percent (1%) percent. Borrowings under the line of credit are based on specific percentages of the Company’s U.S. receivables and inventories. The line of credit is secured by a lien on the Company’s U.S. assets, including accounts receivable and inventories. The line of credit is also guaranteed by the Company’s principal shareholders, who have pledged a portion of the shares of the Company’s common stock which they own to secure their guarantees.

     Under the terms of the loan agreement, the Company is required to comply with certain affirmative and negative covenants and to maintain certain financial benchmarks and ratios. As of September 30, 2001, December 31, 2001, June 30, 2002 and September 30, 2002, the Company was not in compliance with one or more of the covenants, and the lender waived compliance. Additionally, the Company will likely not meet its financial covenants during future periods unless its results of operations improve substantially. While there can be no assurance, the Company expects that its lender will continue to waive financial covenant violations during future periods. As of September 30, 2002, $1,806,000 was outstanding under the line of credit and $94,000 was available for borrowing based on applicable borrowing base formulas.

     The line of credit matured on September 23, 2002. The lender has advised the Company that they are currently unwilling to renew the line of credit; however, they extended the maturity date to January 23, 2003 in order to give the Company time to secure new financing. The Company is presently searching for a new lender. If the Company is unable to close new financing and the Company were unable to further extend its existing line of credit beyond its January 23, 2003 maturity date, the Company’s business would likely be materially and adversely affected.

     The Company’s foreign subsidiaries also have various lines of credits available for their operations. At September 30, 2002, an aggregate of $783,000 was outstanding under these lines of credit and $739,000 was available for borrowing under those agreements.

     The Company is making efforts to improve its cash situation through cost reductions, collection of accounts receivable, and reduction in inventory. In that regard, the Company is in the process of closing down its unprofitable manufacturing facility in Pennsylvania and moving its production to its Far East suppliers and the Company’s North Miami facility. The Company believes that its internally generated cash flow from operations, combined with renewal or replacement of its line of credit, will be sufficient to fund its current operations for the next twelve months. The Company may also consider selling debt or equity securities in order to meet its current and future working capital requirements or to fund future acquisitions.

     The Company’s Board of Directors has approved a warrant dividend (the “Warrant Dividend). On the record date of the Warrant Dividend, the Company will issue one common stock purchase warrant (the “Warrants”) to purchase one share of the Company’s common stock for each share of the Company’s common stock owned by each of its shareholders as of the record date. The record date of the Warrant Dividend has not yet been determined, although it is anticipated to be prior to January 31, 2003.

     The Warrants will be non-transferable. The Warrant exercise period will commence on the date following the effectiveness of a registration statement registering the sale of the shares of common stock underlying the Warrants (the “Warrant Effective Date”) and will continue for a period of one year thereafter. The exercise price of the Warrants will be as follows:

•	For the 90 day period following the Warrant Effective Date, the Warrants will be exercisable at an exercise price of $1.50 per share,

•	For the subsequent 90 day period following the completion of the 90 day period referred to above, the Warrants will be exercisable at an exercise price of $2.50 per share, and

•	For the balance of the term of the Warrants, the Warrants will be exercisable at an exercise price of $5.50 per share.

     Any proceeds received from the exercise of the Warrants will be used for general working capital purposes or for acquisitions. However no material commitments or binding agreements have been reached with respect to any acquisitions. There can be no assurance that any of the Warrants will be exercised.

     In March 2002, debt of $152,000 owed to the Company’s principal stockholders was converted into an aggregate of 190,000 shares of common stock (at $.80 per share, the fair market value of the common stock on the conversion date).

     The Company does not believe that inflation has had a material effect on its financial condition or operating results for the last several years, as the Company has historically been able to pass along increased costs in the form of adjustments to the prices it charges to its customers.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) finalized Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. Other than its 1997 acquisition of Jotec, AS, the Company’s previous business combinations were accounted for using the purchase method. The Company initially adopted SFAS 141 and SFAS 142 during the quarter ended March 31, 2002. The Company completed the transitional goodwill impairment test in the quarter ending June 30, 2002 and no impairment was required.

     The principal effect of initial adoption of SFAS 141 and SFAS 142 was to eliminate amortization of the Company’s goodwill. Had goodwill amortization ceased at January 1, 2001, expenses would have decreased by $166,000 and net loss and net loss per share for the nine months ended September 30, 2001 would have been $1.8 million and $ 0.46, respectively.

     In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or

Disposal of Long-lived Assets.” This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment a Business” (as previously defined in that Opinion). The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of SFAS 144 on January 1, 2002 had no material effect on the Company’s consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under Statement 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates Statement 4 and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions.” Additionally, this Statement amends SFAS No. 13, “Accounting for Leases,” such that lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in a similar manner as a sale-leaseback. This Statement is generally effective for financial statements on or after May 15, 2002. The impact of adopting SFAS No. 145 was not material.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including certain costs incurred in a Restructuring).” A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain qualifying employee termination benefits. This Statement will be effective for exit or disposal activities initiated by the Company after December 31, 2002. The adoption of SFAS 146 will impact the timing of recognition of costs associated with any such future exit and disposal activities.

Item 3. QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates, and as a global company, the Company also faces exposure to adverse movements in foreign currency exchange rates.

     The Company’s earnings are affected by changes in short-term interest rates as a result of its credit facility. If short-term interest rates averaged 2% more in the first nine months ended September 30, 2002, the Company’s interest expense would have increased, and loss before taxes would increase by $27,000; comparably, the Company’s interest expense would have increased, and loss before taxes would increase by $34,000 in the first nine months ended September 30, 2001. In the event of a change of such magnitude, management would likely take actions to mitigate its exposure to change.

     The Company’s revenues and net worth are affected by foreign currency exchange rates due to having subsidiaries in Norway, Sweden, Germany and the Czech Republic. While the Company’s sales to its subsidiaries are denominated in U.S. dollars, each subsidiary owns assets and conducts business in its local currency. Upon consolidation, the subsidiaries’ financial results are impacted by the value of the U.S. dollar. A uniform 10% strengthening as of September 30, 2002 in the value of the dollar would have resulted in reduced revenues of $1.1 million for the nine months ended September 30, 2002. A uniform 10% strengthening as of September 30, 2001 in the value of the dollar would have resulted in reduced revenues of $892,000 nine months ended September 30, 2001. A uniform 10% strengthening as of September 30, 2002 in the value of the dollar would have resulted in a reduction of the consolidated Company’s net worth by $272,000. A uniform 10% strengthening as of September 30, 2001 in the value of the dollar would have resulted in a reduction of the consolidated Company’s net worth by $306,000. The strengthening of the value of the dollar has a larger impact at September 30, 2002 versus 2001 since the Company purchased its Czech Republic subsidiary, Intelek, in August 2001. The Company periodically evaluates the materiality of foreign exchange risk and the financial instruments available to mitigate this exposure. The Company attempts to mitigate its foreign exchange exposures by only maintaining assets directly related to the local operations in the exposed currency wherever possible. However, the Company finds it impractical to hedge foreign currency exposure, and as a result will continue to experience foreign currency gains and losses in the future.

Item 4. CONTROLS AND PROCEDURES

     (a)  Within 90 days of filing this report on Form 10-Q (the “Evaluation Date”), the Company’s Chief Financial Officer and Chief Executive Officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to our Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted by us under the Exchange Act.

     (b) There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     On August 8, 2002, the Company held its 2001 annual meeting of shareholders. At the meeting, the stockholders elected the following five persons to serve on the Company’s Board of Directors until their successors are elected and qualified: Slav Stein, Roman Briskin, Leonard Sokolow, Terrence R. Diadone and William B. Coldrick. The shares voted for and against each of the candidates for director were as follows: (i) Slav Stein (3,921,919 shares voted for and 14,360 shares voted against), (ii) Roman Briskin, Terrence R. Diadone and William B. Coldrick (3,922,929 shares voted for and 13,350 shares voted against), and (iii) Leonard Sokolow (3,921,929 shares voted for and 14,350 shares voted against). The Company’s shareholders also approved a change in the Company’s corporate name from “Advanced Electronic Support Products, Inc.” to “AESP, Inc.” The vote in favor of the resolution to approve the corporate name change was 3,916,329 shares in favor (85.2% of the outstanding shares), 9,000 shares voted against and 10,950 shares abstained.

Item 5. OTHER INFORMATION

     None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

10.1	Form of Extension Letter Agreement, dated September 18, 2002, between the Company and Commercebank, N.A.

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

     (b)  Reports on Form 8-K

     None

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AESP, INC.

Date: November 12, 2002	By: /s/ ROY RAFALCO

Roy Rafalco Chief Financial and Accounting Officer

Certification of Chief Executive Officer

     I, Slav Stein, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AESP, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ Slav Stein

Slav Stein Chief Executive Officer

Certification of Chief Financial Officer

     I, Roy Rafalco, certify that:

7.	I have reviewed this quarterly report on Form 10-Q of AESP, Inc.;

8.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ Roy Rafalco

Roy Rafalco Chief Financial Officer