Form 10-K
period 2002-12-31
AESP INC
filed 2003-03-31
CIK 1026744

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      -------------------------------------


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                          Commission File No. 000-12739

                                   AESP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             FLORIDA                                      59-2327381
             -------                                      ----------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

         1810 N.E. 144TH STREET
          NORTH MIAMI, FLORIDA                              33181
----------------------------------------                    -----
(Address of Principal Executive Offices)                  (Zip Code)

                                 (305) 944-7710
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

   Securities to Be Registered Pursuant To Section 12(B) Of The Exchange Act:

                                                      Name of Each Exchange
       Title of Each Class                            On Which Registered
       -------------------                            ---------------------
             NONE                                             N/A

      Securities registered pursuant to section 12(g) of the Exchange Act:

                          COMMON STOCK $.001 PAR VALUE
                          ----------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing bid price of the Company's common stock, $.001 par value per share (the "Common Stock") as of June 28, 2002 of $.90 per share (as reported on the NASDAQ SmallCap Market), was approximately $2,740,236. There is no non-voting stock.

         The number of shares of the Company's Common Stock which were outstanding as of March 27, 2003 was 5,984,221.

                       DOCUMENTS INCORPORATED BY REFERENCE

             Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

                                   AESP, INC.

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
FORWARD LOOKING STATEMENTS........................................................................................1

PART I............................................................................................................2
   Item 1.       Description of Business..........................................................................2
   Item 2.       Description of Properties.......................................................................17
   Item 3.       Legal Proceedings...............................................................................17
   Item 4.       Submission of Matters to a Vote of Security Holders.............................................17

PART II..........................................................................................................18
   Item 5.       Market for Common Equity and Related Stockholder Matters........................................18
   Item 6.       Selected Financial Data.........................................................................21
   Item 7.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.............................................................22
   Item 7(A).    Quantitative and Qualitative Disclosures About Market Risks.....................................35
   Item 8.       Financial Statements and Supplementary Data.....................................................35
   Item 9.       Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure.............................................................35

PART III.........................................................................................................36
   Item 10.      Directors and Executive Officers of the Registrant..............................................36
   Item 11.      Executive Compensation..........................................................................39
   Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related
                 Stockholder Matters.............................................................................44
   Item 13.      Certain Relationships and Related Transactions..................................................46
   Item 14.      Controls and Procedures.........................................................................46

PART IV..........................................................................................................47
   Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................47

FORWARD LOOKING STATEMENTS

         UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES TO AESP, Inc., "AESP," "THE COMPANY," "WE," "OUR" AND "US" IN THIS ANNUAL REPORT ON FORM 10-K INCLUDES AESP, INC. AND ITS SUBSIDIARIES. THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K CONTAIN OR MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES, AND ASSUMPTIONS, INCLUDING, IN ADDITION TO THOSE DESCRIBED BELOW, IN "RISK FACTORS RELATED TO OUR OPERATIONS," IN "RISK FACTORS RELATED TO OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, COMPETITION FROM OTHER MANUFACTURERS AND DISTRIBUTORS OF CONNECTIVITY AND NETWORKING PRODUCTS BOTH NATIONALLY AND INTERNATIONALLY; THE BALANCE OF THE MIX BETWEEN ORIGINAL EQUIPMENT MANUFACTURER SALES (WHICH HAVE COMPARATIVELY LOWER GROSS PROFIT MARGINS WITH LOWER EXPENSES) AND NETWORKING SALES (WHICH HAVE COMPARATIVELY HIGHER GROSS PROFIT MARGINS WITH HIGHER EXPENSES) FROM PERIOD TO PERIOD; OUR DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING AND ASSEMBLY OF PRODUCTS; AND THE ABSENCE OF SUPPLY AGREEMENTS. THESE AND ADDITIONAL FACTORS ARE DISCUSSED HEREIN. YOU SHOULD CAREFULLY CONSIDER THE INFORMATION INCORPORATED BY REFERENCE, AND INFORMATION THAT WE FILE WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC") FROM TIME TO TIME. THE WORDS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "CONTINUE," "ESTIMATE," "PROJECT," "INTEND," AND SIMILAR EXPRESSIONS USED IN THIS FORM 10-K ARE INTENDED TO INDENTIFY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE ANY REVISION OF THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE THEY ARE MADE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. YOU SHOULD ALSO KNOW THAT SUCH STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS, UNCERTAINTIES AND ASSUMPTIONS. SHOULD ANY OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD ANY OF OUR ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED WITHIN THE FORWARD-LOOKING STATEMENTS.

                                     PART I







ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

         AESP, Inc. designs, manufactures, markets and distributes networking and computer connectivity products nationally and internationally. We offer a broad range of products to our customers, including computer cables, connectors, installation products, data sharing devices, and fiber optic cables, as well as a complete selection of networking products, such as networking interface cards, hubs, transceivers, and repeaters for different networking topologies. We contract with various manufacturers to manufacture and assemble our products using designs and manufacturing specifications (including quality control) provided by us. Our products are manufactured from our own designs as well as from standard industry designs. Our manufacturers are located primarily in the Far East, allowing us to obtain competitive pricing for our products due to comparatively lower labor costs in the production of our products. We also assemble a small percentage of our products at our North Miami facility. We offer our products to a broad range of original equipment manufacturers ("OEM") and retailers (such as computer superstores and dealers, and mail order customers) in North America, Latin America, and Eastern and Western Europe. Our networking products are marketed under the name "Signamax Connectivity Systems" and our OEM products are sold under the customer's name. We generally do not offer our products to end users.

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

         Our strategy is to increase revenues and operating income through internal growth combined with growth through acquisitions. In 2000 and 2001, we completed two acquisitions and sold one of our operations.

o In June 2000, we acquired the stock of Lanse AS located in Oslo, Norway. Lanse distributes networking hardware to the network installation industry in Norway and also holds exclusive rights in Norway for the Telesafe (TM) product line;

o During January 2001, we sold our interest in AESP Ukraine, a distributor of our products located in the Ukraine. We expect that AESP Ukraine will continue to act as an exclusive distributor of our products; and

o        On August 29, 2001, we completed the acquisition of Intelek spol.
         s.r.o. for a purchase price of $1,065,700, consisting of $426,142 in cash, a $213,000 note payable (paid in August 2002), and the issuance of 139,398 shares of our common stock. Intelek is a distributor and manufacturer of networking hardware and wireless networking products with offices in Brno and Prague, Czech Republic.

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

RISK FACTORS RELATED TO OUR OPERATIONS

         IN ADDITION TO OTHER INFORMATION CONTAINED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-K, YOU SHOULD UNDERSTAND THE FOLLOWING RISK FACTORS RELATED TO OUR OPERATIONS:

OUR INDUSTRY EXPERIENCES RAPID TECHNOLOGICAL CHANGE WHICH MAY DECREASE REVENUES

         In general, the computer industry is characterized by rapidly changing technology. We must continuously update our existing products to keep them current with changing technology and must develop products to take advantage of new technologies that could render existing products obsolete. Our personnel, through discussions with customers, attendance at trade and association meetings and industry experience, identify new and improved technologies and work closely with our vendors, who are responsible for the cost of developing and building these products. We do not directly spend significant funds on research and development but instead rely on our suppliers for developmental expertise. These products must be compatible with the computers and other products with which they are used. Our future prospects are dependent in part on our ability to develop new products with our vendors that address new technologies and achieve market acceptance. We may not be successful in these efforts. If we were unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability could have a material adverse effect on our revenues. In addition, due to the uncertainties associated with the evolving markets which we address, we may not be able to respond effectively to product demands, fluctuations, or to changing technologies or customer requirements and specifications, thereby decreasing our future revenues.

THE NETWORKING AND COMPUTER CONNECTIVITY INDUSTRY IS CYCLICAL WHICH COULD MAKE OUR REVENUES MORE VOLATILE

         The networking and computer connectivity industry has been affected historically by general economic downturns, which have had an adverse economic effect upon manufacturers, distributors and retailers of computers and computer-related products. General economic downturns have traditionally had adverse effects upon the computer-related industry due to the restrictions on expenses for products of this industry during recessionary periods. We may not be able to predict or respond to such cycles within the industry, which could have a material adverse effect on our future revenues.

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

         While the market for networking and computer connectivity products is one of the fastest growing segments of the technology industry, the technology industry has historically experienced cyclical downturns. Any such downturns, unexpected changes in technology or shifts in the distribution channel for networking and computer connectivity equipment could have a material adverse effect on our revenues and results of operations.

WE ARE DEPENDENT ON THIRD PARTIES FOR MANUFACTURING AND ASSEMBLY; THE LACK OF SUPPLY AGREEMENTS COULD DISRUPT OUR DELIVERY OF INVENTORY

         We are dependent on a number of manufacturers, both domestic and foreign, for the manufacture and assembly of our products pursuant to our design specifications. Although we purchase our products from several different manufacturers, we often rely on an individual manufacturer to produce a particular line of products. Although we have several different product lines, and despite our efforts to minimize such reliance by having other manufacturers available should the need arise, these manufacturers are currently not bound by contract other than by individual purchase orders to supply us with our products. The loss of one or more manufacturers of our original equipment manufacturer products may materially increase our material costs and/or decrease our revenues through an inability to deliver timely product to our customers. While most of the connectivity products sold by us are available from multiple sources, we may not be able to replace lost manufacturers of connectivity products with others offering products of the same quality, with timely delivery and/or similar terms.

         Over the last five years, we have progressively expanded our supplier base. Presently, we work with approximately 65 suppliers. We have one supplier (located in China), which supplied 8% of our purchases during 2002, 9% of our purchases during 2001 and 14% of our purchases during 2000. No other source of supply accounted for more than 10% of our purchases during 2002, 2001 or 2000. We do not enter into supply or requirements contracts with our suppliers. We believe that purchase orders, as opposed to supply or requirement agreements, provide us with more flexibility in responding quickly to customer demand.

Nevertheless, the loss of one or more of our suppliers could increase our product costs and negatively affect our revenues by increasing delivery times.

WE UTILIZE FOREIGN SUPPLIERS AND MANUFACTURERS WHICH MAY INCREASE OUR COSTS

         Most of the components we utilize in the manufacture and assembly of our products are obtained from foreign countries and a majority of our products are manufactured or assembled in foreign countries, such as the United Kingdom, Czech Republic, China and Taiwan. The risks of doing business with companies in these areas include potential adverse changes in the diplomatic relations of foreign countries with the United States, changes in the relative purchasing power of the United States dollar, hostility from local populations, changes in exchange controls and the instability of foreign governments, increases in tariffs or duties, changes in China's or other countries' most favored nation trading status, changes in trade treaties, strikes in air or sea transportation, and possible future United States legislation with respect to import quotas on products from foreign countries and anti-dumping legislation, any of which could result in delays in manufacturing, assembly and shipment and our inability to obtain supplies and finished products and/or commercially reasonable costs. Alternative sources of supply, manufacture or assembly may be more expensive. We utilize the services of an unaffiliated trading company in Taiwan which assists us in working with our suppliers in the Far East. Although we have not encountered significant difficulties in our transactions with foreign suppliers and manufacturers in the past, we may encounter such difficulties in the future.

WE ARE DEPENDENT ON THIRD PARTIES FOR DISTRIBUTION; A LOSS OF ANY KEY DISTRIBUTORS COULD DECREASE OUR REVENUES

         Substantially all of our revenues are derived from the sale of our products through third parties. Domestically, our products are sold to end users primarily through original equipment manufacturer customers, wholesale distributors, value added resellers, mail order companies, computer superstores and dealers. Internationally, our products are sold through wholesale distributors and mail order companies, dealers, value added resellers, as well as to original equipment manufacturer customers. Accordingly, we are dependent on the continued viability and financial stability of our resellers. Our resellers often offer products of several different companies, including, in many cases, products that are competitive with our products. Our resellers may discontinue purchasing our products or providing our products with adequate levels of support. The loss of, or a significant reduction in sales volume to, a significant number of our resellers could have a material adverse effect on our revenues and results of operations.

WE ARE DEPENDENT ON SIGNIFICANT CUSTOMERS; THE LOSS OF WHICH COULD DECREASE REVENUES

         Our exclusive distributor in Russia accounted for 10% of our net sales for 2002, 14% of our net sales in 2001 and 12% of our net sales in 2000. During these same periods, our top ten customers (including our Russian distributor) accounted for 33%, 27% and 38%, respectively, of our net sales. No customer (other than our Russian distributor) accounted for more than 10% of our net sales during fiscal years 2002, 2001, or 2000. The loss of one or more significant customers could have a material adverse effect on our cash flow and results of operations.

WE MAINTAIN SIGNIFICANT INVENTORY WHICH PUTS US AT RISK FOR ADDITIONAL OBSOLESCENCE WRITE-OFFS

         Although we monitor our inventory on a regular basis, we need to maintain a significant inventory in order to ensure prompt response to orders and to avoid backlogs. We may need to hold such inventory over long periods of time and the capital necessary to hold such inventory restricts the funds available for other corporate purposes. Holding inventory over long periods of time increases the risk of inventory obsolescence. A significant amount of obsolete inventory could increase our expense and have a material adverse effect on our revenues and our results of operations.

         We recorded provisions for inventory obsolescence totaling $538,000 in 2002 and $1.1 million in 2001 due to the significant decrease in demand for our products because of lower spending on technology due to a generally sluggish economy, as well as our ongoing transition of focusing our core business on networking products instead of PC connectivity products. These provisions were calculated based on the carrying value of specific current inventory balances compared to current sales volumes and prices and estimated future sales price analysis prepared by our sales departments for computer connectivity and networking products in each of our geographic areas of operations.

WE COMPETE WITH MANY COMPANIES, SOME OF WHOM POSSESS GREATER RESOURCES

         We compete with many companies that manufacture, distribute and sell computer connectivity and networking products. In our active networking product line, we compete with hundreds of companies, including Cisco, 3Com, Transition Networks and Allied Telesyn. In this market, we believe we compete favorably on service and value, offering a high performance to price ratio. In our passive networking and connectivity product lines, we compete with approximately 30 - 50 companies, such as Ortronics, Tyco Electrical, Netconnect and Leviton. In these markets, we stress our breadth of products, service, price and performance. While these companies are largely fragmented throughout different sectors of the computer connectivity industry, many of these companies have greater assets and possess greater financial and personnel resources than we do. Some of these competitors also carry product lines that we do not carry and provide services which we do not provide. Competitive pressure from these companies currently materially adversely affect our business and will likely continue to affect our business and financial condition in the future by causing erosion of gross margins in these difficult economic times. In the event that more competitors begin to carry products which we carry and price competition with respect to our products significantly increases, competitive pressures could force us to reduce the prices of our products, which would result in reduced profit margins. Prolonged price competition would have a material adverse effect on our operating results and financial condition. A variety of other potential actions by our competitors, including increased promotion and accelerated introduction of new or enhanced products, could also have a material adverse effect on our revenues and results of operations. We may not be able to compete successfully in the future.

OUR GROWTH STRATEGY INCLUDES FUTURE ACQUISITIONS; WE MAY NOT BE ABLE TO COMPLETE ANY ACQUISITIONS ON SUITABLE TERMS

         One element of our growth strategy involves growth through the acquisition of other companies, assets and/or product lines that would complement or expand our business. We are seeking companies that market to the networking, telecommunications and cable audio/video and computer industries. We believe that acquisitions, mergers, asset purchases or other strategic alliances in these categories should enable us to achieve operating leverage on our existing resource base. Our ability to expand by acquisition has been, and will continue to be limited by the availability of suitable acquisition candidates, in both the United States and internationally, and by our financial condition and the price of our common stock. Our ability to grow by acquisition is dependent upon, and will be limited by, the availability of suitable acquisition candidates and capital, and by restrictions contained in our credit agreement, which restrictions include maintaining certain minimum ratios of assets and liabilities and not permitting any indebtedness, guarantees or liens which could materially affect our ability to repay our loan. In addition, acquisitions involve risks that could adversely affect our costs and operating results, including the assimilation of the operations and personnel of acquired companies, the possible amortization of acquired intangible assets and the potential loss of key employees of acquired companies. We may not be able to complete any acquisitions on suitable terms. No material commitments or binding agreements have been entered into to date. Other than as required by our articles of incorporation, by-laws, and applicable law, our shareholders generally will not be entitled to vote upon such acquisitions.

         In August 2001, we completed the acquisition of Intelek spol. s.r.o., a Czech Republic manufacturer and distributor of networking hardware and wireless networking products and in May 2000, we completed the acquisition of Lanse AS, a Norwegian manufacturer and distributor of networking hardware. To date, the Company has not had any material problems with either of such acquisitions. However, no assurance can be given that problems in these or other acquired businesses may not occur in the future or that future acquisitions will not involve significant risks.

WE RELY ON EXECUTIVE OFFICERS AND KEY EMPLOYEES

         Our continued success is dependent to a significant degree upon the services of Slav Stein, our President and Chief Executive Officer, and Roman Briskin, our Executive Vice President and Secretary, and upon our ability to attract and retain qualified personnel experienced in the various phases of our business. Our ability to operate successfully could be jeopardized if one or more of our executive officers were unavailable and capable successors were not found.

OUR PRINCIPAL SHAREHOLDERS MAY CONTROL US THROUGH THE ELECTION OF THE ENTIRE BOARD OF DIRECTORS

         Assuming no exercise of outstanding warrants and options, Messrs. Stein and Briskin own collectively 1,552,014 shares of our common stock, representing approximately 26% of our outstanding common stock. Since our articles of incorporation and bylaws do not provide for cumulative voting, as a result of their ownership of their shares of common stock, Messrs. Stein and Briskin are effectively able to control us through the election of our entire board of directors and the appointment of our officers.

         In addition, under such circumstances, we will not, without Messrs. Stein's and Briskin's approval, be able to consummate transactions involving the actual or potential change in our control, including transactions in which the holders of our common stock might otherwise receive a premium for their shares over then current market prices.

OUR STOCK MAY BE SUBJECT TO GREAT PRICE VOLATILITY

         The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile and could be subject to wide fluctuations. In addition, the stock market generally, and technology-related securities in particular, may experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. Such fluctuations, and general economic and market conditions, may adversely affect the market price of our common stock.

OUR STOCK MAY NO LONGER CONTINUE TO MEET THE LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET

         Our common stock is currently traded on the Nasdaq SmallCap Market. In the event we are no longer in compliance with the Nasdaq SmallCap Market continued listing criteria, which require, among other things, that the market value of our publicly held shares is not less than $1,000,000 and that the closing bid price of our publicly held shares is not less than $1.00 for more than 30 consecutive trading days, then Nasdaq may delist our common stock. We may then have to seek to have our common stock quoted on the OTC Bulletin Board maintained by the NASD. The average bid price for our common stock has fallen below $1.00 in the past and may fall below $1.00 in the future. We cannot assure you that if our shares of common stock are quoted on the OTC Bulletin Board that our shares will be as liquid as they have historically been on the Nasdaq SmallCap Market. Further, the market price for our shares may become more volatile than it has been historically.

IF OUR COMMON STOCK IS DEEMED A "PENNY STOCK", ITS LIQUIDITY WILL BE ADVERSELY AFFECTED

         If the market price for our common stock falls and remains below $1.00 per share (which has occurred in the past and may occur in the future), our common stock may be deemed to be penny stock. If our common stock is considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared before any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account as well as information on the limited market in penny stocks. Because of these additional obligations, some brokers may not handle transactions in penny stocks. If our stock is deemed a "penny stock", it could have an adverse effect on the liquidity of our common stock.

IMPACT OF WARRANT EXERCISE ON MARKET

         We intend to complete a warrant dividend to the holders of our common stock as of the record date of April 10, 2003. We will issue to holders of record on the record date one common stock purchase warrant for each common share which they own on that date. The warrants will become exercisable upon the effectiveness of a registration statement registering our sale of the shares of common stock underlying the warrants. In the event of the exercise of a substantial number of warrants after the right to exercise commences, the resulting increase in the amount of our common stock in the trading market could substantially affect the market price of our common stock. See Item 5. "MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS" for a description of the warrant dividend.

ANTI-TAKEOVER PROVISIONS MAY DISCOURAGE CERTAIN TRANSACTIONS

         Our articles of incorporation and bylaws contain provisions that may have the effect of discouraging certain transactions involving an actual or threatened change of control of us. In addition, our board of directors has the authority to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the preferences, rights and limitations of any such series without shareholder approval. In addition, our executive officers (Messrs. Stein and Briskin) have provisions in their employment agreements requiring us to pay each of them $750,000 in the event of a change in control of our company. Furthermore, such payments which exceed a certain level of compensation may not be deductible by us for federal corporate income tax purposes. The ability to issue preferred stock and the change in control payments could have the effect of discouraging unsolicited acquisition proposals or making it more difficult for a third party to gain control of our company, or otherwise could adversely affect the market price of our common stock.

BUSINESS OPERATIONS

GENERAL

         The networking and computer connectivity market consists of two wholesale categories: manufacturers of computers and peripherals and distributors; and three resale categories: retail stores, catalog companies and web-based selling organizations. Our strategy is to market our products to all five of these potential customer groups.

         Manufacturers and distributors of networking and computer connectivity products range in size from channel dominant companies with annual sales of over $1 billion to independent or specialized distributors with annual sales of $1-3 million. Small distributors dominate the channel, reflecting both the specialized nature of technology and the variety of original equipment manufacturers and end-user customers for connectivity hardware.

         In general, the computer industry is characterized by rapidly changing technology. We must continuously update our existing products to keep them current with changing technology and we must develop new products to take advantage of new technologies that could render existing products obsolete. Company personnel, through discussions with customers, attendance at trade and association meetings and industry experience, identify new and improved technologies and work closely with our vendors, who are responsible for the cost of developing and building these products. The Company does not directly spend significant funds on research and development but instead relies on its suppliers for development expertise. These products must be compatible with the computers and other products with which they are used. Our future prospects are dependent in part on our ability to develop new products that address new technologies and achieve market acceptance. We may not be successful in these efforts. If we were unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability could have a material adverse effect on our future results of operations. In addition, due to the uncertainties associated with the evolving markets which we address, we may not be able to respond effectively to product demands, fluctuations, or to changing technologies or customer requirements and specifications. See "Risk Factors Related to our Operations."

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

         While the market for networking and computer connectivity hardware has historically been one of the fastest growing segments of the technology industry, the technology industry is currently experiencing a cyclical downturns. If this downturn persists, or if there are unexpected changes in technology or shifts in the distribution channel for networking and computer connectivity equipment, these developments could have a materially adverse effect on us.

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

         Due to the high volume and labor intensive nature of manufacturing computer connectivity products, most of the products we sell are manufactured outside the United States in such countries as Taiwan, the Peoples' Republic of China, the United Kingdom and the Czech Republic. We utilize the services of an unaffiliated trading company in Taiwan which assists us in working with our suppliers in the Far East. The trading company acts as a manufacturers representative by coordinating our orders and shipments with our Far East suppliers in exchange for payment based on a percentage of orders invoiced to us. The Company has made no long-term commitment to the trading company and is able to terminate the arrangement on short notice. We also assemble a small percentage of our products at our North Miami, Florida facility.

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

         Over the last five years, we have progressively expanded our supplier base. Presently, we work with approximately 65 suppliers. We have one supplier (located in China) which supplied 8% of our purchases during 2002, 9% of our purchases during 2001 and 14% of our purchases during 2000. No other source of supply accounted for more than 10% of our purchases during 2002, 2001 or 2000. We do not enter into supply or requirements contracts with our suppliers. We believe that purchase orders, as opposed to supply or requirement agreements, provide us with more flexibility in responding quickly to customer demand. Nevertheless, the loss of one or more of our suppliers could have an adverse impact on us.

         Most of the components we utilize in the manufacture and assembly of our products are obtained from foreign countries and a majority of our products are manufactured or assembled in foreign countries, such as the United Kingdom, the Peoples' Republic of China, the Czech Republic, and Taiwan. The risks of doing business with companies in these areas include potential adverse changes in the diplomatic relations of foreign countries with the United States, changes in the relative purchasing power of the United States dollar, hostility from local populations, changes in exchange controls and the instability of foreign governments, increases in tariffs or duties, changes in China's or other countries' most favored nation trading status, changes in trade treaties, strikes in air or sea transportation, and possible future United States legislation with respect to import quotas on products from foreign countries and anti-dumping legislation, any of which could result in delays in manufacturing, assembly and shipment and our inability to obtain supplies of finished products. Alternative sources of supply, manufacture or assembly may be more expensive. Although we have not encountered significant difficulties in our transactions with foreign suppliers and manufacturers in the past, we may encounter such difficulties in the future. See "Risk Factors Related to Our Operations."

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

         Sales to our exclusive distributor in Russia, AESP-Russia, accounted for 10% of our net sales for 2002, 14% of our net sales for 2001 and 12% of our net sales for 2000. We are currently selling products to our Russian distributor on a paid-in-advance basis. Our top 10 customers (including AESP-Russia) accounted for approximately 33%, 27% and 38% of our net sales for the years ended December 31, 2002, 2001, and 2000, respectively. Other than AESP-Russia, no customer accounted for more than 10% of our net sales in 2002, 2001 or 2000. International sales have become a more significant portion of our consolidated worldwide sales over the past few years primarily due to sales added by our European acquisitions. See Note 5 of Notes to the Consolidated Financial Statements for the disclosure on the geographic areas of our business.

         We believe that due to the vagaries of the computer industry, it is likely that some customers who are significant customers in one period may become insignificant customers in future periods and vice versa. However, the loss of one or more significant customers during any particular period could have a material adverse impact on our future business and results of operations.

MARKETING AND SALES

         Our marketing and sales efforts are directed by our Sales and Marketing department. From a marketing perspective, this department is responsible for, among other things, publishing our catalogs for each product line as well as the general company catalog, assisting our sales group in preparing for sales shows, advertising our products in industry publications, working with mail-order catalogs to prepare advertising space in such catalogs, and providing designs for packaging our products. From the sales perspective, this department is responsible for, among other things, contacting potential customers with information and prices for our products, following leads from trade shows, providing customer support and visiting customers on a regular basis. The department is divided in responsibility by product line and/or geographic location.

         Original equipment manufacturer sales are handled by salespersons located in our headquarters in North Miami, Florida. All original equipment manufacturer customers receive their shipments from our North Miami warehouse or directly from the factory manufacturing their products. Networking and connectivity sales are generally handled from our headquarters in North Miami, Florida and from our German, Swedish, Norwegian, and Czech Republic offices and warehouses.

COMPETITION

         We compete with many companies that manufacture, distribute and sell computer connectivity and networking products. In our active networking product line, we compete with hundreds of companies worldwide, including Cisco, 3Com, Transition Networks and Allied Telesyn. In this market, we compete favorably on service and value, offering a high performance to price ratio. In our passive networking and connectivity product lines, we compete with approximately 30 to 50 companies worldwide, such as Ortronics, Tyco Electrical, Netconnect and Leviton. With these markets, we stress our breadth of products, service, price and performance. While these companies are largely fragmented throughout different sectors of the computer networking and connectivity industry, many of these companies have greater assets and possess greater financial and personnel resources than we do. Some of these competitors also carry product lines which we do not carry and provide services which we do not provide. Competitive pressure from these companies may materially adversely affect our business and financial condition in the future. In the event that more competitors begin to carry products which we carry and price competition with respect to our products significantly increases, competitive pressures could force us to reduce the prices of our products, which would result in reduced profit margins. In our Norwegian market sales volume has been adversely affected by a competitive situation involving former employees who established a competing company. Prolonged price competition would have a material adverse effect on our operating results and financial condition. A variety of other potential actions by our competitors, including increased promotion and accelerated introduction of new or enhanced products, could also have a material adverse effect on our results of operations. We may not be able to compete successfully in the future. See "Risk Factors Related to Operations."


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

         Our ability to expand by acquisition has been, and will continue to be, limited by the availability of suitable acquisition candidates, in both the United States and internationally, and by our financial condition and the market price of our common stock. Our ability to grow by acquisition is also impacted by restrictions contained in our credit agreement. See "Risk Factors Related to our Operations" for factors that impact our ability to complete acquisitions and for risks relating to acquisitions that we complete.

CORPORATE ORGANIZATION

Our operations are divided into six departments: (1) the Sales and Marketing Department, (2) the International Sales Department (including sales offices in Sweden, Germany, the Czech Republic, and Norway), (3) the Purchasing Department,
(4) the Operations Department (including shipping, warehouse and quality control and production groups), (5) the Finance/Accounting Department (including MIS), and (6) manufacturing. The Sales and Marketing Department covers sales in the United States, Canada, and Latin America. Account Managers and Customer Service Representatives service this department from our North Miami, Florida headquarters. The International Sales Department covers sales in Eastern and Western Europe, with offices in Sweden, Germany, the Czech Republic, and Norway, and exclusive distributors in Russia and Ukraine. See Note 5 of Notes to the Consolidated Financial Statements for disclosure on our operating segments.

EMPLOYEES

         As of December 31, 2002, we employed 139 people at the following locations: Miami -44; Norway -24; Pennsylvania -9; Sweden -8; Czech Republic -44; and Germany -10. Company wide, 28 employees work in administration/accounting, 7 employees work in purchasing, 56 employees work in sales and marketing, and 48 employees work in operations. None of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good.

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

ITEM 2. DESCRIPTION OF PROPERTIES

         Our executive offices are located in North Miami, Florida. The table set forth below identifies the principal properties we currently utilize as of December 31, 2002. All properties are leased, are in good condition and are adequate for our present requirements. RSB Holdings, Inc., a related party, owns our corporate headquarters, product assembly and central warehouse, and leases such property to us. The mortgage on the property, in a principal amount of approximately $181,000 at December 31, 2002, has been guaranteed by the Company. Under the terms of our credit agreement, RSB Holdings has executed landlord waivers, permitting the lender the priority right to enter our premises and seize collateral in the event of a default under the credit agreement. See Note 8 of Notes to Consolidated Financial Statements for information regarding the financial terms of our leases.

                                                                                       SQUARE
FACILITY DESCRIPTION                             LOCATION                              FOOTAGE
--------------------                             --------                              -------
Corporate Headquarters, Product
Assembly and Central Warehouse                   North Miami, FL                        30,000


Sales Office and Warehouse                       Oslo, Norway                           18,300

Sales Office and Warehouse                       Munich, Germany                        12,000

Sales Office and Warehouse                       Brno, Czech Republic                   10,650

Sales Office and Manufacturing                   Broomall, Pennsylvania                  5,085

Sales Office and Warehouse                       Tierp, Sweden                           5,000

Sales Office and Warehouse                       Prague, Czech Republic                  4,500

         We also utilize a bonded warehouse in Rotterdam, Netherlands. We pay rent for this warehouse based upon the number of pallets which we store in this facility from time to time.

ITEM 3. LEGAL PROCEEDINGS

         As of the date of this Form 10-K, we were not a party to any material legal proceedings, nor, to our knowledge, are any such proceedings threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our shareholders during the fourth quarter of the 2002 fiscal year.

         The Company's common stock is listed on the NASDAQ SmallCap Market and is required to comply with the NASDAQ SmallCap Market rules. One of those rules requires that the Company obtain shareholder approval of issuances of more that 20% of the Company's outstanding shares of common stock before issuance. The Company's 2002 private placement, in which the Company issued an amount of common stock equal to 24.8% of the Company's then outstanding common stock, did not comply with such rule. In order to correct the non-compliance, the Company, in January 2003, with the consent of NASDAQ, exchanged 230,000 shares of its Series A preferred stock for 230,000 shares of the common stock issued in the 2002 private placement. The preferred stock was then automatically converted back into common stock upon the approval of the Company's shareholders of the issuance of the 230,000 shares of common stock at a special meeting held on March 26, 2003.

         At the special meeting, our shareholders approved: (i) the issuance of 230,000 shares of authorized but unissued common stock upon the conversion of an equal number of shares of our Series A preferred stock, (ii) the issuance of three-year warrants to purchase up to 118,750 shares of our common stock at an exercise price of $1.10 per share to the selling agents in our December 2002 private placement, and (iii) the issuance of up to 59,375 shares of our common stock as liquidated damages if we do not timely satisfy our registration rights obligation in connection with our December 2002 private placement. Holders of 53% of the Company's outstanding common shares attended the meeting, in person or by proxy. The matters described above were approved by the following vote:

         In Favor:   2,351,705

         Against:    155,034

         Abstain:    401,800

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


                                                                 COMMON STOCK                    WARRANTS
                                                          ---------------------------    --------------------------
                                                             HIGH            LOW            HIGH           LOW
                                                          ------------   ------------    -----------    -----------
2001
----
First Quarter                                               $2.59          $1.38           $0.44          $0.09
Second Quarter                                               3.47           1.53            0.47           0.09
Third Quarter                                                3.69           2.25            0.27           0.12
Fourth Quarter                                               3.02           1.46            0.33           0.03

2002
----
First Quarter                                                2.40           0.71            0.01           0.01
Second Quarter                                               1.43           0.44
Third Quarter                                                2.15           0.72
Fourth Quarter                                               2.20           0.79


         The above prices reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         At March 24, 2003, the number of holders of record of our common stock was 88. However, we estimate that there are also approximately 1,300 beneficial holders of our common stock.

         On February 12, 2002, our outstanding publicly traded common stock purchase warrants to purchase 920,000 shares of our common stock at an exercise price of $6.90 per share (which warrants were issued in connection with our February 1997 initial public offering), expired by their terms.

         We have never paid any dividends on our common stock and we do not intend to pay any cash dividends on our common stock for the foreseeable future. We intend to reinvest our earnings, if any, in the growth and expansion of our business. Other than limitations on our borrowing based upon a borrowing base formula and other limitations imposed on us by our credit facility, there are no restrictions that limit our ability to pay dividends.

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

         In December 2002, we completed the sale of 1,187,500 shares of our common stock in a private placement at a price of $1.00 per share (before underwriting commissions and expenses aggregating $245,000), yielding net proceeds of $943,000. The private placement was completed in accordance with the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder. The net proceeds of the placement were used for working capital. In connection with the placement, the Company agreed to issue a warrant to designees of Newbridge Securities Corporation and View Trade Securities Inc., who acted as the placement agents, to purchase an aggregate of 118,750 shares at an exercise price of $1.10 per share. We have filed a registration statement (which has not yet become effective) to register for public resale the shares of common stock sold in the private placement.


         The Company's common stock is listed on the Nasdaq SmallCap Market and is required to comply with the Nasdaq SmallCap Marketplace Rules. One of those rules requires that the Company obtain shareholder approval of issuances of more than 20% of the Company's outstanding shares of common stock before issuance. The Company's 2002 private placement, in which shares of the Company's authorized but unissued common stock equal to 24.8% of the Company's then outstanding common stock were issued, did not comply with the Nasdaq Marketplace Rules. In order to correct the Company's violation of the rule, the Company, effective January 16, 2003, with the consent of Nasdaq, exchanged 230,000 shares of common stock sold in the private placement for an equal number of the Company's Series A preferred stock. The preferred stock was then automatically converted back into common stock upon the Company's shareholders' approval of the share issuances at a special shareholders' meeting held on March 26, 2003.

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

         We intend to distribute to the holders of our outstanding common stock (the "Warrant Dividend"), as of the record date of April 10, 2003, on a pro-rata basis, common stock purchase warrants to purchase one share of common stock for each share owned as of the record date (the "Warrants"). The Warrants will be non-transferable. The Warrant exercise period will commence on the date following the effectiveness of a registration statement registering the sale of the shares of common stock underlying the Warrants (the "Warrant Effective Date") and will continue for a period of one-year thereafter. The exercise price of the Warrants will be as follows:

         o For the 90 day period following the Warrant Effective Date, the Warrants will be exercisable at an exercise price of $1.50 per share,

         o For the subsequent 90 day period following the completion of the 90 day period referred to above, the Warrants will be exercisable at an exercise price of $2.50 per share, and

         o For the balance of the term of the Warrants, the Warrants will be exercisable at an exercise price of $5.50 per share.

         Any proceeds received by us from the exercise of the Warrants will be used for general working capital purposes or for acquisitions. Additionally, we will pay NASD licensed broker-dealers a fee of ten percent (10%) of the gross proceeds received upon the exercise of the Warrants for their services in connection with the solicitation of the exercise of the Warrants. Such fee will only be paid in accordance with applicable NASD rules.

         We intend to file a registration statement with the SEC shortly after the record date of the Warrant Dividend to register the issuance of the shares of common stock underlying the Warrants.

         Our Articles of Incorporation and By-Laws contain provisions that may have the effect of discouraging certain transactions involving an actual or threatened change of control of our company. In addition, our Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the preferences, rights and limitations of any such series without shareholder approval. Further, two of our executive officers (Messrs. Stein and Briskin), who collectively at present own approximately 26% of our outstanding common stock, have provisions in their employment agreements requiring us to pay, under certain circumstances, each of them $750,000 in the event of a change in control of our company. Furthermore, such payments which exceed a certain level of compensation may not be deductible for us for federal corporate income tax purposes. The ability to issue preferred stock and the change in control payments could have the effect of discouraging unsolicited acquisition proposals or making it more difficult for a third party to gain control of our company, or otherwise could adversely affect the market price of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

         The following table represents our selected consolidated financial information. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and notes thereto and
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS which contains a description of the factors that materially affect the comparability from period to period of the information presented herein.

                                                                    YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------------
                                                2002             2001            2000            1999            1998
                                            -------------     -----------     -----------     ------------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net Sales                                     $ 29,664         $ 30,183         $ 30,231        $ 26,466        $ 21,969
Cost of sales                                   20,987           22,114           18,722          16,300          13,646
Operating expenses                              10,955           12,050           10,464           9,267          11,697
                                              --------         --------         --------        --------        --------
         Income (loss) from operations          (2,278)          (3,981)           1,045             899          (3,374)
Interest expense and other                        (188)             218              163             263           1,164
                                              --------         --------         --------        --------        --------
Income (loss) before income taxes               (2,090)          (4,199)             882             636          (4,538)
Income tax expense                                 201               15              170             249             267
                                              --------         --------         --------        --------        --------
Net Income (loss)                             $ (2,291)        $ (4,214)        $    712        $    387        $ (4,805)
                                              ========         ========         ========        ========        ========

EARNINGS (LOSS) PER SHARE:
   Basic                                          (.49)           (1.05)             .20             .12           (1.99)
   Diluted                                        (.49)           (1.05)             .18             .10           (1.99)


                                                                      AS OF DECEMBER 31,
                                          ----------------------------------------------------------------------
                                              2002           2001           2000           1999          1998
                                          -----------    -----------    -----------    -----------    ----------
                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Accounts receivable                         $ 4,347        $ 4,094        $ 3,299        $ 3,058        $ 3,038
Inventories                                   5,500          5,930          7,411          5,689          6,158
Working capital                               1,740          2,556          4,959          4,653          4,496
Total assets                                 13,846         14,243         15,426         12,488         12,415
Current liabilities                           9,740          9,184          7,884          6,353          6,531
Long term debt, less current portion             11             30            119            229            221
Shareholders' equity                          4,095          5,029          7,423          5,907          5,663

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISK FACTORS RELATING TO OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         IN ADDITION TO THE OTHER INFORMATION CONTAINED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-K, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS RELATED TO OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OUR OPERATING RESULTS ARE UNCERTAIN AND LOSSES MAY CONTINUE

         Our net income (loss) for the 2002, 2001 and 2000 fiscal years was $(2,291,000), $(4,214,000) and $712,000, respectively. While we have expended our capital to make acquisitions and to create an infrastructure to support our business, we cannot assure you that we will achieve or sustain profitable operations.

OUR WORKING CAPITAL REQUIREMENTS MAY INCREASE AND FUTURE REQUIRED FUNDING MAY NOT BE AVAILABLE

         We operate our business using working capital derived from our operations (during periods when our operations are cash flow positive) and from funds available from our lines of credit. We have made efforts to improve our cash flow through cost reductions, collections of accounts receivable and reductions in our inventory. We have also raised working capital through private placements of our securities. We believe that our internally generated cash flow from operations combined with the proceeds of our recently completed private placement and borrowings available under our lines of credit will be sufficient to fund our current operations for the next twelve months, provided our efforts to increase our working capital and to obtain a replacement U.S. line of credit are successful. We may also sell additional debt or equity securities in order to meet our current and future working capital requirements or to fund future acquisitions, including shares of common stock issuable upon the exercise of the warrants to be issued in the Warrant Dividend. If we are unable to generate sufficient cash flow from operations or reduce our expenses, and we are unable to obtain the working capital required for our business, our financial condition and results of operations will be materially and adversely affected.

OUR U.S. CREDIT AGREEMENT IMPOSES RESTRICTIONS AND WE ARE NOT IN COMPLIANCE WITH SOME OF THE RESTRICTIONS; OUR U.S. LINE OF CREDIT COULD BE CALLED IF WAIVERS OF FINANCIAL COVENANTS AND DEFAULTS ARE NOT OBTAINED

         We have a $1.9 million revolving line of credit with a U.S. financial institution secured by our U.S. assets. The agreement governing the line of credit contains covenants that impose limitations on us (including the requirement that any acquisition which we make be approved by the financial institution), limits our borrowings based upon a borrowing base formula tied to the value of our accounts receivable and inventory from time to time, and requires us to be in compliance with certain financial covenants. If we fail to make required payments, or if we fail to comply with the various covenants contained in our credit agreement, the lender may be able to accelerate the maturity of such indebtedness. Our revolving line of credit, as extended, currently expires on July 22, 2003. As part of the most recent extension agreement signed in January 2003, the interest rate charged on the outstanding balance was raised to prime + 2% for the period from January 17, 2003 to April 23, 2003 and to prime + 3% for the period thereafter until maturity. As of December 31, 2002, we were not in compliance with the financial covenants regarding tangible net worth and leverage contained in our credit agreement. A waiver has been granted by the financial institution with respect to the year ended December 31, 2002. We also anticipate that we may violate the financial covenants in our credit agreement during future periods, including as of the end of the quarter ended March 31, 2003, and we will need waivers for such financial covenant violations unless our results of operations substantially improve. While there can be no assurance, we anticipate that our lender will continue to waive such covenant violations. If our lender does not waive such covenant violations and seeks to foreclose on the assets securing our line of credit, it would have a material and adverse effect on our business

OUR LENDER HAS ADVISED US THAT IT DOES NOT PRESENTLY INTEND TO RENEW OUR LINE OF CREDIT

             Our lender has advised us that at this time it is unlikely that they will renew our line of credit, although they have indicated that they will continue to extend our line of credit for limited periods of time to allow us to obtain alternative financing from another lender. While we expect to be able to find alternative financing, there can be no assurance that we will be able to do so. In the event that we are unable to find alternative financing to replace our line of credit and our current lender declines to further extend our line of credit, it would have a material and adverse effect on our business.

OUR OPERATING RESULTS MAY BE ADVERSELY EFFECTED BY MANY FACTORS

         Our quarterly and annual operating results are impacted by many factors, including the timing of orders, the availability of inventory to meet customer requirements and inventory obsolescence. A large portion of our operating expenses are relatively fixed. Since we typically do not obtain long-term purchase orders or commitments from our customers, we must anticipate the future volume of orders based upon the historic purchasing patterns of our customers and upon our discussions with our customers as to their future requirements. Cancellations, reductions or delays in orders by a large customer or a group of customers and inventory obsolescence could have a material adverse impact on our revenues and results of operations.

IMPACT OF FLUCTUATIONS IN INTEREST RATES AND EXCHANGE RATES COULD NEGATIVELY AFFECT OUR RESULTS

         We are exposed to market risk from changes in interest rates, and as a global company, we also face exposure to adverse movements in foreign currency exchange rates.

         Our earnings are affected by changes in short-term interest rates as a result of our lines of credit. If short-term interest rates averaged 2% more in 2002 and 2001, our interest expense and loss before taxes would have increased by $44,600 and $32,600, respectively. For 2000, our interest expense would have increased and our income before taxes would have decreased by $47,800. The increase in the interest rate on our U.S. line of credit in 2003 will increase our interest expense and decrease our income before taxes by approximately $31,000 in 2003, compared to interest expense and income before taxes under the prior interest rate.

         Our revenues and net worth are also affected by foreign currency exchange rates due to having subsidiaries in Norway, Sweden, Germany, and the Czech Republic. While our sales to our subsidiaries are denominated in U.S. dollars, each subsidiary owns assets and conducts business in its local currency. Upon consolidation, our subsidiaries' financial results are impacted by the value of the U.S. dollar. A uniform 10% strengthening as of December 31, 2002, 2001 and 2000 in the value of the dollar would have resulted in reduced revenues of $1.6 million, $1.3 million and $1.3 million, respectively. A uniform 10% strengthening as of December 31, 2002, 2001 and 2000 in the value of the dollar would have resulted in a reduction of our consolidated net worth by $201,000, $193,600 and $418,400, respectively. We find it impractical to hedge foreign currency exposure and, as a result, will continue in the future to experience foreign currency gains and losses.

WE WILL NOT PAY DIVIDENDS ON OUR COMMON STOCK EVEN IF WE ARE PROFITABLE

         We can make no assurances that our future operations will be profitable. Should our operations be profitable, it is likely that we would retain our earnings in order to finance future growth and expansion. Further, our U.S. line of credit agreement contains restrictions on the payment of dividends, including lender approval. Therefore, we do not presently intend to declare or pay cash dividends on our common stock, and it is not likely that any dividends will be paid in the foreseeable future. This policy could have an adverse effect on the market price of our common stock.

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60, released by the U.S. Securities and Exchange Commission, encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

         Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

REVENUE RECOGNITION

             The Company's customers include original equipment manufacturers, distributors and other value added resellers. Sales are generally not made directly to end-users of the Company's products.

             Revenues are recognized at the time of shipment to customers, by which time the customer has agreed to purchase the merchandise, is obligated to pay the fixed, reasonably collectible sales price and ownership and risk of loss has passed to the customer.

             The Company's sales are not subject to rights of future return. Warranties are provided on certain of the Company's networking products for periods ranging from five years to lifetime. Warranty claims have historically been nominal. The Company estimates provisions for sales returns, allowances, product warranties and losses on accounts receivable.

             The Company's credit policy provides for an evaluation of the credit worthiness of new customers and for continuing evaluations of customers' financial condition and credit worthiness. Although the Company generally does not require collateral, letters of credit or deposits may be required from customers.

            The Company includes shipping and handling fees billed to customers as revenues. Costs of sales include outbound freight and preparing customers' orders for shipment. Included in net sales in the accompanying consolidated statements of operations for the years ended December 31, 2002, 2001, and 2000 are shipping and handling fees of $723,000, $926,000, and $841,000 respectively.

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

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         For the year ended December 31, 2002, we recorded net sales of $29.7 million, compared to net sales of $30.2 million for the year ended December 31, 2001, a decrease of $.5 million or approximately 1.7%. Revenues in 2002 include full year Intelek sales of $5.6 million compared to $1.8 million for the prior year, based on four months of ownership in 2001. Further, the declining value of the US dollar increased sales in Western Europe when converted from local currency to U.S. dollars in the amount of approximately $1.6 million. Without the impact of this acquisition and foreign currency change, revenues would have declined from $28.4 million in 2001 to $22.5 million in 2002, a decrease of $5.9 million or approximately 20.8%. This drop in net sales for our full year operations reflects the continuing depressed economic conditions in our worldwide markets, which have resulted in pricing pressures and to a lesser degree, unit reductions in volume on certain of our products. As a result, the Company has had to adjust some of its prices downward to meet competitive situations. Gross profit percentages did not decline as well, as the Company was able to secure lower pricing from its suppliers. Overall, the Company posted net revenue declines in its U.S., Norwegian, Swedish and Russian markets of $1,500,000, $1,500,000, $400,000 and $1,500,000, respectively, before the effect of foreign currency changes. The Company's U.S. market was affected by an approximately 10%
- 20% drop in selling prices, but was able to maintain a relatively consistent level in unit sales. The Norwegian market's unit volume was adversely affected by a competitive situation involving former employees who established a competing company. The Swedish and Russian markets were affected by both sales price declines and unit volume reductions. Alternatively, the Company's German operations recorded a sales increase of $500,000 due to the employment in early 2002 of a new sales team that expanded the Company's customer base and product line in Germany. We expect that the factors which impacted our 2001 and 2002 net sales will continue to impact our 2003 net sales.

         Cost of sales for the year ended December 31, 2002, decreased to $21.0 million, compared to cost of sales of $22.1 million for the year ended December 31, 2001. This decrease of $1.1 million, when coupled with a smaller drop in net sales, led to a rise in gross profit to $8.7 million in 2002 compared to $8.1 million in 2001. The gross profit percentage rose in 2002 to 29.3% compared 26.7% in the prior year. This improvement in gross profit was due to two items, a decline in the amounts set aside for inventory obsolescence and a change in the sales mix to higher margin Signamax products in the U.S. The provision for inventory impairment decreased from $1,129,000 in 2001 to $538,000 in 2002. We recorded these impairment provisions based on the sudden and significant decrease in demand which began in 2001 for certain of our products caused by the worldwide economic slowdown, specifically in the technology markets for our goods. This decrease in demand had a more significant effect on our inventory in 2001, thereby requiring a greater inventory impairment charge in 2001, compared to 2002. These provisions were calculated based on the carrying value of specific inventory items compared to historical and estimated sales volumes and sales prices. Without the effect of the inventory impairment charges in each year, the gross profit would have been relatively unchanged from year to year at approximately $9.2 million, while the gross profit percentage would have increased from 30.5% in 2001 to 31.1% in 2002. The remainder of the improvement in gross margin percentage was due to the $1.2 million decrease in U.S. sales to our Russian distributor in 2002, whereby that customer, whose gross margins at 20% - 25% run lower than the historic consolidated average, accounted for a smaller percentage of U.S. sales. Essentially, these sales were replaced by sales at a higher margin.

            Selling, general and administrative ("S,G & A") expenses increased to $11.0 million for the year ended December 31, 2002, compared to $10.5 million for the year ended December 31, 2001. The following table reconciles the S,G & A expenses for each year by segregating those items that could be considered isolated or non-recurring (in thousands):

                                                   2002         2001
                                               -----------    --------
Total S,G & A expenses:                            10,954       10,508
     Intelek - full year                           (1,350)          --
     Intelek - four months                             --         (553)
     Options and stock for services                   (93)        (161)
     Goodwill amortization                             --         (203)
                                               ----------     --------
                                                    9,511        9,591
                                               ----------     --------

Our Czech Republic subsidiary, Intelek, was purchased in August 2001, therefore only four months of operations are included in 2001. Based on the table above, operational S,G & A expenses were relatively constant from 2001 to 2002, decreasing $80,000 or less than 1%. Increases in insurance costs and marketing expenses (new computer connectivity catalog) of approximately $150,000 were offset by $200,000 in cost reductions in our U.S. workforce and other variable expenses, such as office expenses. Subsequent to the Intelek acquisition, in early 2002, the Company instituted expense reduction measures at Intelek, thereby decreasing S,G&A expenses at Intelek on an annualized basis from 2001 to 2002. We are continuing to closely monitor our S,G & A expenses and may make additional headcount reductions if sales levels do not begin to increase in future periods. We believe that if sales increase in the future, we will see a reduction in S,G & A expenses as a percentage of net sales, since many of our S,G & A expenses are relatively fixed.

           Amortization of intangible assets was discontinued on January 1, 2002 as we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. During the quarter ended June 30, 2002, we completed the transitional goodwill impairment test and at December 31, 2002, we completed our annual goodwill impairment test, determining that we had no impairment of our goodwill at either date. We will continue to assess the value of our goodwill during future periods in accordance with the rules.

           In 2001, in accordance with the provisions of Statement of Financial Accounting Standards No. 121, we determined that the carrying value of certain long-lived intangible assets associated with certain acquisitions may not be recoverable. The resulting impairment of $1,542,000, was recorded as an impairment of long-lived assets in the accompanying Consolidated Statements of Operations for the year ended December 31, 2001. No such impairment charge was required in 2002.

           As a result of the above factors, the loss from operations for the year ended December 31, 2002 was $2,278,000, compared to a loss from operations of $3,981,000 for the year ended December 31, 2001, a reduction in the loss from operations of $1,703,000.

           Interest expense dropped from $292,000 in 2001 to $202,000 in 2002 due to a decrease in the average outstanding balance under our U.S. line of credit, as well as a significant decline in the applicable interest rate, which is variable and pegged to the prime rate.

           Due to a material drop in the value of the U.S. dollar against those foreign currencies where we conduct operations in local currency, namely Germany, Norway, Sweden and the Czech Republic, we recorded a gain from foreign exchange of $243,000 in the year ended December 31, 2002, compared to a loss from foreign exchange of $19,000 in 2001, when the U.S. dollar performed relatively well against foreign currencies.

           The loss before income taxes narrowed in 2002 to $2,090,000, compared to $4,199,000 in 2001, as a result of the factors mentioned above.

           The provision for income taxes has been recorded for the past two years on those European subsidiaries that recorded profitable operations, namely Jotec and Lanse in Norway and Intelek in the Czech Republic. Additionally, we recorded a provision of $130,000 as a result of a preliminary assessment on an in-process tax audit at our German subsidiary. For 2002, the provision is $201,000 and for 2001, the provision is $15,000. Realization of the net deferred tax assets recorded on the U.S. losses, resulting primarily from net operating loss carryforwards, is not considered more likely than not and accordingly, a valuation allowance has been recorded for the full amount of such assets.

           As a result of the foregoing factors, we incurred a net loss of $2.3 million for the year ended December 31, 2002, compared to a net loss of $4.2 million for the year ended December 31, 2001. For the year ended December 31, 2002, the loss per common share, both basic and diluted, was $.49, compared to a basic and diluted loss per common share of $1.05 for the year ended December 31, 2001. Weighted average shares outstanding were 4,685,712 in 2002 and 4,028,112 in 2001.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         For the year ended December 31, 2001, we achieved net sales of $30.2 million, compared to net sales of $30.2 million for the year ended December 31, 2000. Revenues in 2001 were positively impacted by $1.3 million for the full year sales of Lanse (2001 revenues of $3.0 million compared to 2000 revenues of $1.7 million for the seven months of ownership in 2000) and by $1.8 million in 2001 sales by Intelek (acquired in August 2001). Without the impact of these acquisitions, net sales would have decreased by $3.1 million or 10.2% from 2000.

          This significant drop in sales throughout our worldwide operations for the year ended December 31, 2001 was due to several factors including worsening worldwide economic conditions generally in the technology market and specifically in several of our markets.

         For the year ended December 31, 2001, U.S. original equipment manufacturer (OEM) sales totaled $4.9 million reflecting a reduction of $900,000 (15.7%) compared to $5.8 million for the year ended December 31, 2000. U.S. networking sales were $7.3 million for 2001, compared to $7.8 million for 2000. International sales were $17.8 million reflecting an increase of $1.5 million (9.3%) compared to $16.3 million for the year ended December 31, 2000. However, this increase related to increased sales from Lanse and Intelek. Without sales from companies acquired, international sales for the year ended December 31, 2001 would have been $16.1 million or 8.2 % lower from period to period.

         Our gross profit margin for the year ended December 31, 2001 was 26.7%, compared to 38.1% for the year ended December 31, 2000. The primary reasons for the gross profit margin decline were the impact of lower margins relating to sales by Lanse and Intelek (which have gross margins lower than our historic margins), provisions for inventory impairment taken in 2001, and the economic slowdown which heightened price competition as a result of reduced demand for the Company's products. We recorded provisions for inventory impairment totaling $1.1 million in 2001 due to the sudden and significant decrease in demand for our products resulting from decreased spending on technology and a generally sluggish economy, as well as our ongoing business transition from PC connectivity products to networking products. These provisions were estimated based on the carrying value of specific current inventory balances compared to current sales volumes and prices and estimated future sales price analysis prepared by our sales departments for computer connectivity and networking products in each of our geographic areas of operations. The provision for inventory obsolescence was made for certain specific inventory items in the U.S. of $635,000 and in Western Europe of $494,000. Had we not recorded the $1.1 million provision for inventory impairment in 2001, our gross profit margin would have been 30.5% of net sales. The remainder of the gross profit percent decline from 38.1% in 2001 to 30.5% in 2002 (net of the inventory obsolescence provision), was due to depressed technology market conditions, which pushed market prices lower for many of the Company's products. We were forced to meet the lower prices in order to seek to maintain market share and revenue levels, and this, coupled with an inability to immediately lower our supplier prices to the same degree, drove our gross margins lower from period to period.

         Selling, general and administrative ("SG&A") expenses increased by approximately $44,000, or .4%, to $10.5 million for the year ended December 31, 2001, from $10.5 million for the year ended December 31, 2000. The increase in SG&A expenses is as a result of cost reductions offset by $542,000 in expenses relating to Intelek's operations subsequent to its acquisition by us. We also incurred a $161,000 non cash charge in 2001 relating to a stock option granted to an investment banking firm for its services and recorded an increase in our provision for losses on accounts receivable of $170,000, due to worsening economic conditions.

         Based on current market conditions and an analysis of projected undiscounted cash flows calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 121, we determined in 2001 that the carrying value of certain long-lived assets associated with our 1997 purchase of Focus Enhancement's Networking Division (Focus), March 1999 purchase of CCCI., May 2000 purchase of Lanse AS, and August 2001 purchase of Intelek spol. s.r.o. may not be recoverable. The resultant impairment necessitated a write-down of goodwill of approximately $331,000 related to Focus, $317,000 related to CCCI, $680,000 related to Lanse AS, and $214,000 related to Intelek spol. s.r.o. The estimated fair value of these long-lived assets has been determined by calculating the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

         In the second and third quarters of 2001, we began steps to modify our cost structure and reduce expenditures in order to respond to the economic slowdown affecting our sales. As a result, worldwide employment dropped at December 31, 2001 by 20% from March 31, 2001 levels.

         Amortization of intangible assets was $203,000 for the year ended December 31, 2001, an increase of $20,000 or 11 % over amortization of $183,000 for the year ended December 31, 2000. This increase is primarily attributable to amortization charges arising as a result of our acquisition of Lanse in May 2000. Due to the our adoption of Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets" during the quarter ended March 31, 2002, amortization of goodwill has been effectively eliminated as of January 1, 2002. See "Recent Accounting Pronouncements" for further discussion of SFAS 142.

         As a result of the aforementioned factors, the loss from operations for the year ended December 31, 2001 was $(4.0) million, a decrease of $5.0 million from income from operations of $1 million for the year ended December 31, 2000.

         Interest expense was relatively flat from period to period ($292,000 in 2001 compared to $285,000 for 2000). Interest income decreased due primarily to lower interest rates. Income tax expense decreased to $15,000 in 2001 from $170,000 in 2000, as a result of decreased profitability in Europe. Since we have U.S. income tax loss carry-forwards, and currently maintain a tax valuation allowance of $3.6 million, we do not expect to pay U.S. income tax in the forseeable future.

         As a result of the foregoing factors, we incurred a net loss of $4.2 million for the year ended December 31, 2001, a decrease of $4.9 million compared to net income of $712,000 for the year ended December 31, 2000. The loss per diluted share was $(1.05) for the year ended December 31, 2001, compared to the earnings per diluted share of $.18 for the year ended December 31, 2000. Weighted average shares outstanding were 4,028,112 in 2001, compared to 3,929,742 in 2000 (on a diluted basis), due principally to shares issued in our June 2001 private placement.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have financed our operations primarily with cash flow from operations and with borrowings under our available lines of credit.

         Below is a chart setting forth our contractual payment obligations as of December 31, 2002 which have been aggregated in order to facilitate a basic understanding of our liquidity (in thousands):

                                                   PAYMENTS DUE BY PERIOD
                                           ----------------------------------------------------------
                                               LESS THAN                          3-5      MORE THAN
CONTRACTUAL OBLIGATIONS         TOTAL            1 YEAR           1-3 YEARS      YEARS      5 YEARS
                             -----------   -----------------    ------------- ---------- ------------
Lines of credit                  $2,457              $2,457            $  --     $   --       $   --
Long-term debt                       45                  34               11         --           --
Operating leases                  3,068                 627            1,143        792          506
                             -----------   -----------------    ------------- ---------- ------------
Total contractual cash
obligations                      $5,570              $3,118           $1,154      $ 792        $ 506
                             ===========   =================    ============= ========== ============

         We also have employment agreements with two of our officers (who are also our principal shareholders) which require annual payments of base compensation, plus, in the event we are profitable, additional bonus compensation. See Item 11, "Executive Compensation - Employment Agreements."

          During 2002, we completed a private placement of shares of our common stock. We sold 1,187,500 shares in the private placement at a gross purchase price of $1.00 per share. The net proceeds of the placement ($942,000) were used for working capital purposes.

         At December 31, 2002, our working capital was $1.7 million, a decrease of 35% from working capital of $2.6 million at December 31, 2001. Similarly, our current ratio was 1.18 at December 31, 2002, compared to 1.28 at December 31, 2001. The accounts with the most significant changes from December 31, 2001 to December 31, 2002 were the following (in thousands):

                                    2002               2001
                               ------------       ------------
Inventories                       $ 5,500            $ 5,930

Inventories declined $325 in the U.S. and $105 in Western Europe as a result of our efforts to reduce the carrying value of our inventory and therefore the costs invested in our inventory. Further, we recorded a provision for inventory obsolescence of $162 in the U.S. and $376 in Western Europe in 2002. However, the inventory obsolescence charge in Western Europe was offset by the effect of the declining value of the U.S. dollar, which caused an increase in Western European inventory when converted from local currency to the U.S. dollar.

                                    2002               2001
                               ------------       -------------
Line of credit                    $ 2,457            $ 2,000

Line of credit borrowings increased principally due to $347 borrowed in the U.S. as we utilized our line to partially fund our U.S. losses from operations.


                                   2002                2001
                               ------------       -------------
Accounts payable                 $ 4,499             $ 5,203

In the U.S., accounts payable decreased $638 as a result of our utilization of a portion of the funds generated from our 2002 private placement to make additional payments to our vendors.

                                   2002                2001
                               ------------       -------------
Accrued expenses                  $ 928               $ 357

The increase in accrued expenses is due primarily to two items, additional accruals in the U.S. for professional and other fees of approximately $190 and an increase in the liability for the value-added tax ("V.A.T.") in Germany of $130. This V.A.T. liability is offset by a like asset in accounts receivable due to the goods that are generating the tax being classified as resale items and therefore, the tax generated by the vendor invoice is then offset by the tax due from the customer.


                                    2002               2001
                                -----------       -------------
Customer deposits and other        $ 820              $ 449

Customer deposits increased principally in the fourth quarter of 2002, when we received additional advance payments from a significant customer of approximately $320.

         For the year ended December 31, 2002, $1,154,000 of cash was used by operations. The primary reasons for the use of cash in 2002 was the net loss of $2,291,000 reduced by non-cash items such as depreciation and amortization of $270,000 and a provision for inventory obsolescence of $538,000. Additionally, uses of cash were generated by a reduction in accounts payable and accrued expenses of $762,000 and an increase in accounts receivable of $257,000, offset by an inventory reduction of $675,000. Net cash used in investing activities was $161,000, due to additions to property and equipment of $295,000 offset by proceeds on the sale of investments of $78,000 and collections on a note receivable of $50,000. Cash of $1,031,000 was provided by financing activities primarily from the 2002 private placement, which raised net cash for the Company of approximately $942,000. As a result of the foregoing, our cash position decreased $284,000 between December 31, 2001 and December 31, 2002. That decrease, combined with a increase of $184,000 attributable to the effects of exchange rate changes on cash, produced an overall decrease in cash of $100,000. We are continuing efforts to improve our cash position through personnel and expense reductions, collection of accounts receivable, and a reduction in our inventory.

         In January, 2003, we obtained an extension of a $1.9 million U.S. based line of credit from a financial institution. Borrowings available under the line of credit, which matures on July 23, 2003, bear interest at the rate of prime plus two percent (increasing to prime plus three percent in April 2003 until maturity). Borrowings under the line of credit are based on specific percentages of our receivables and inventories. The line of credit is secured by a lien on our U.S. assets, including accounts receivable and inventories. The line of credit is also guaranteed by our principal shareholders, who have pledged a portion of the shares of our common stock that they own to secure their respective guarantees. Under the terms of the loan agreement, we are required to comply with certain affirmative and negative covenants and to maintain certain financial benchmarks and ratios during future periods. As of December 31, 2002, we were not in compliance with the tangible net worth and leverage covenants. A waiver has been granted by the financial institution. Additionally, we will likely not meet our financial covenants in future periods unless our results of operations substantially improve. While there can be no assurance, we expect that our lender will continue to waive covenant violations during future periods. Further, our lender has advised us that at this time it is unlikely that they will renew our line of credit, although they have indicated that they intend to continue to extend our line of credit for limited periods of time to allow us to obtain alternative financing from another lender. While we expect to be able to find alternative financing, there can be no assurance that we will be able to do so. As of December 31, 2002, $1,893,000 was outstanding under the line of credit line and $7,000 was available for borrowing based on applicable borrowing base formulas. As of March 24, 2003, $1,825,000 was outstanding under the line of credit and $75,000 was available for borrowing based on applicable borrowing base formulas.

         We believe that revenue growth requires working capital to support the increased levels of inventory necessary to meet customer demands and to support accounts receivable generated from increased sales. We further believe that our internally generated cash flow from operations combined with the proceeds of the recent private placement of common stock, combined with borrowings available under our lines of credit, will be sufficient to fund our current operations for the next twelve months, provided our efforts to increase our working capital and to obtain a replacement U.S. line of credit are successful. As a result of our reducing operations at our CCCI facility in Pennsylvania during the latter part of 2002, we expect to realize expense savings of approximately $400,000 during 2003. We may also consider selling debt or equity securities in order to meet our current and future working capital requirements or to fund future acquisitions, including shares issuable upon the exercise of the warrants to be issued in the Warrant Dividend. If we are unable to generate sufficient cash flow from operations or in some other fashion, or reduce our expenses, our operations will be materially and adversely affected.

         We do not believe that inflation has had a material effect on our financial condition or operating results for the last several years, as we have historically been able to pass along increased costs in the form of adjustments to the prices we charge to our customers.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting For Asset Retirement Obligations". That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. We believe that adoption of SFAS No. 143 will not have a material effect on our consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and technical corrections. SFAS No. 145 will rescind SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax benefit. As a result of SFAS No. 145, the criteria in APB No. 30 will now be used to classify those gains and losses. The new requirements are effective commencing May 15, 2002, with early application encouraged. We believe that adoption of SFAS No. 145 will not have a material effect on our consolidated financial statements.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002 and will be adopted by us effective January 1, 2003. The adoption of SFAS No. 146 is expected to impact the timing of recognition of costs associated with future exit and disposal activities.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". The Statement amends the transition provisions of SFAS No. 123 for companies that choose to adopt the fair value based method of accounting for stock based employee compensation. The Statement does not amend the provisions of SFAS No. 123 which allow for entities to continue to apply the intrinsic value-based method as prescribed in APB No. 25, "Accounting for Stock Issued to Employees", however it does amend some of the disclosure requirements regardless of the method used to account for stock-based employee compensation. See "Stock-Based Compensation".


         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation addresses the disclosures required to be made by a guarantor in its interim and annual financial statements. It also clarifies that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation was effective for disclosure purposes as of December 31, 2002 and the recognition provisions are effective for all guarantees issued or modified after December 31, 2002. As of December 31, 2002 we had no material guarantees for disclosure purposes.

         Interpretation No. 46, "Consolidation of Variable Interest Entities", clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. We do not expect this Interpretation to have an effect on the Company's consolidated financial statements.

ITEM 7(A) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         We are exposed to market risk from changes in interest rates, and as a global company, we also face exposure to adverse movements in foreign currency exchange rates.

         Our results of operations are affected by changes in short-term interest rates as a result of the variable interest rate contained in our credit facility. If short-term interest rates averaged 2% more in the years ended December 31, 2002 and 2001, our interest expense and loss before taxes would have increased by $44,600 and $32,600, respectively. For the year ended December 31, 2000, our interest expense would have increased and our income before taxes would have decreased by $47,800. In the event of a change of such magnitude, management would likely take actions to mitigate our exposure to change. The increase in the interest rate on our U.S. line of credit in 2003 will increase our interest expense and decrease our income before taxes by approximately $31,000 in 2003, compared to interest expense and income before taxes under the prior interest rate.

         Our revenues and net worth are also affected by foreign currency exchange rates due to having subsidiaries in Norway, Sweden, Germany and the Czech Republic. While our sales to subsidiaries are denominated in U.S. dollars, each subsidiary owns assets and conducts business in its local currency. Upon consolidation, the subsidiaries' financial results are impacted by the value of the U.S. dollar. A uniform 10% strengthening as of December 31, 2002, 2001 and 2000 in the value of the dollar would have resulted in reduced revenues of $1.6 million, $1.3 million and $1.3 million, respectively. A uniform 10% strengthening as of December 31, 2002, 2001 and 2000 in the value of the dollar would have resulted in a reduction of our consolidated net worth by $201,000, $193,600 and $418,400, respectively. The strengthening of the value of the dollar has a lesser impact at December 31, 2001 versus 2000 since we sold our wholly owned Ukrainian subsidiary in January 2001 and acquired Intelek late in August 2001. We periodically evaluate the materiality of foreign exchange risk and the financial instruments available to mitigate this exposure. We attempt to mitigate our foreign exchange exposures by only maintaining assets directly related to the local operations in the exposed currency wherever possible. We find it impractical to hedge foreign currency exposure and as a result will continue to experience foreign currency gains and losses in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

         Each of our directors currently holds office until his or her successor is elected and qualified. At present, our By-Laws provide for not less than one director nor more than twelve directors. Currently, we have five directors. Our By-Laws permit our Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of our Board of Directors. Our officers devote their full time to our business. As of March 21, 2003, the members of the Board and their length of service as Directors are as follows:


NAME                                 AGE      DIRECTOR POSITIONS                                           SINCE
----                                 ---      ------------------                                           -----
Slav Stein                           58       President, Chief Executive Officer and Director              1983
Roman Briskin                        53       Executive Vice President, Secretary/Treasurer and Director   1984
Terrence Daidone (1)(2)              43       Director                                                     1997
William B. Coldrick (1)(2)           61       Director                                                     1997
Leonard Sokolow (1)(2)               46       Director                                                     1999

------------------------------------
(1)      Member of the Audit Committee.
(2)      Member of the Compensation Committee.

BUSINESS EXPERIENCE

         The principal occupation and business experience for each of our Directors for at least the past five years is as follows:

         Mr. Stein is one of our founders and has been employed by us in a senior executive capacity and has been one of our Directors since our formation in 1983. Mr. Stein has been the President, Chief Executive Officer and a Director of our Company since our initial public offering in February 1997. Mr. Stein is also one of our principal shareholders. See Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions."

         Mr. Briskin has been one of our senior executive officers since 1984, a Director since 1992 and has served as Executive Vice President, Secretary/Treasurer and a Director of our Company since our IPO. Mr. Briskin is also one of our principal shareholders. See Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions."

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

         Mr. Sokolow has been a Director of our company since November 1999. Since November 1999, Mr. Sokolow has been CEO and President of vFinance.com, Inc. which is traded over the counter. Since September 1996, Mr. Sokolow has been the President of Union Atlantic LC, a merchant, banking and strategic consulting firm specializing domestically and internationally in technology industries. Union Atlantic is a wholly owned subsidiary of vFinance.com. Since August 1993 Mr. Sokolow has been President of Genesis Partners, Inc., a private financial business consulting firm. Mr. Sokolow was Chairman and Chief Executive Officer of the Americas Growth Fund, Inc., a closed-end management investment company, from August 1994 to December, 1998. Further, Mr. Sokolow presently serves as a director of Ezcony Interamerica, Inc., a distributor of major brand name consumer electronics to Latin America.


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

EXECUTIVE OFFICERS

         The following list reflects our executive officers, as of the date of this report, the capacity in which they serve our company, and when they took office:
                                                                       OFFICER
NAME                AGE     EXECUTIVE POSITION                         SINCE
----                ---     ------------------                        --------
Slav Stein           58     President, Chief Executive Officer          1983
Roman Briskin        53     Executive Vice President and Secretary      1984
Stephen Daily        45     Vice President / Network Group              2000
John F. Wilkens      44     Chief Financial Officer                     2003

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

         Mr. Wilkens joined us in January 2003. Prior to joining us, for more than the last five years, Mr. Wilkens was a Vice President and Treasurer (and during his last three years also served as the principal financial and accounting officer) of Hotelworks.com Inc., a worldwide service provider to the hospitality industry.

FAMILY RELATIONSHIPS

         There are no family relationships between or among any of our directors and executive officers.

ITEM 11. EXECUTIVE COMPENSATION

         The following table shows remuneration paid or accrued by us during the year ended December 31, 2002 and for each of the two preceding years, to our Chief Executive Officer and to each of our other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000:


                                       ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                                     ------------------------------  ---------------------------------
                                                                              AWARDS           PAYOUTS
                                                                     -----------------------   -------
                                                          Other                    Securities
                              Fiscal                      Annual      Restricted   Underlying    LTIP      All Other
                              Year   Salary    Bonus   Compensation     Stock        Options/    Payouts   Compensation
Name and Principal Position   Ended    ($)    ($) (1)      ($)          Awards        SARs ($)      ($)      ($) (2)
---------------------------   -----  -------  -------  ------------    -------      ----------   -------     --------
Slav Stein..................   2002  242,699      --        --           --         200,000       --        10,392
CEO                            2001  217,311      --        --           --          75,000       --        10,346
                               2000  199,650  24,945        --           --         175,000       --         9,993

Roman Briskin...............   2002  242,699      --        --           --         200,000       --        10,392
Executive Vice President       2001  217,311      --        --           --          75,000       --        10,346
                               2000  199,650  24,945        --           --         175,000       --         9,993

Stephen Daily...............   2002  130,500      --        --           --              --       --         2,600
Vice President                 2001  130,000      --        --           --          50,000       --         2,600
                               2000  130,000      --        --           --          20,000       --            --


Roy Rafalco (3).............   2002  130,827  20,000        --           --              --       --           120
Chief Financial Officer        2001  116,515  22,600        --           --          60,000       --           210
                               2000  110,000      --        --           --          20,000       --            --

------------------------------

(1) Bonus for Messrs. Stein and Briskin is based on a percentage of pre-tax income pursuant to current employment agreements. In 2000, Messrs. Stein and Briskin voluntarily elected to reduce their bonus percentage for 2000. See "Employment Agreements."

(2) Messrs. Stein and Briskin each receive an automobile allowance of $6,000 per year pursuant to the terms of their employment agreements with the Company. See "Employment Agreements." In addition, Messrs. Stein and Briskin received partially matched contributions as part of the Company's 401(k) Plan. Table includes value of $500,000 term life insurance policy which the Company purchases for the benefit of each of Messrs. Stein and Briskin.

(3) Mr. Rafalco voluntarily terminated his employment with the Company in November 2002.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning options granted during the fiscal year ended December 31, 2002 to the persons named in the preceding summary compensation table under the caption "Executive Compensation":

                                                                                   POTENTIAL REALIZABLE VALUE AT
                                                                                   ASSUMED ANNUAL RATES OF STOCK
                                                                                   PRICE APPRECIATION FOR OPTION
                                       INDIVIDUAL GRANTS                                      TERM (1)
                 -------------------------------------------------------------   -----------------------------------
                    NUMBER OF        % OF TOTAL
                   SECURITIES       OPTIONS/SARS      EXERCISE
                   UNDERLYING        GRANTED TO       OF BASE
                  OPTIONS/SARS      EMPLOYEES IN       PRICE       EXPIRATION
NAME               GRANTED (#)      FISCAL YEAR       ($/SH)          DATE            5% ($)             10% ($)
---------------- ---------------- ----------------- ------------ -------------   ---------------  ------------------
Slav Stein           200,000           42.1%           $0.93       03/25/12        $ 117,000          $ 296,400

Roman Briskin        200,000           42.1%           $0.93       03/25/12        $ 117,000          $ 296,400

Stephen Daily          --                --             --            --               --                --

Roy Rafalco            --                --             --            --               --                --

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

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

         The following table sets forth information concerning the value of unexercised stock options at the end of the 2002 fiscal year for the persons named in the preceding summary compensation table under the caption "Executive Compensation":

                                                                NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS/
                                                              OPTIONS/ SARS AT FISCAL        SARS AT FISCAL YEAR-END
                                                                    YEAR-END (#)                     ($) (1)
                                                             ---------------------------    --------------------------
                         SHARES ACQUIRED        VALUE
NAME                     ON EXERCISE (#)     REALIZED ($)     EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
--------------------     ---------------    --------------    ---------------------------    --------------------------
Slav Stein                    --                --                650,000/180,250                   14,000/--
Roman Briskin                 --                --                650,000/180,250                   14,000/--
Stephen Daily                 --                --                 58,334/16,666                      --/--
Roy Rafalco                   --                --                 60,000/20,000                      --/--

--------------------
(1) Computed based upon the difference between the closing price of our common stock at December 31, 2002 ($1.00) and the exercise price of the outstanding options. No value has been assigned to options which are not in-the-money. As of March 25, 2003, the closing price of our common stock was $0.86.

EMPLOYMENT AGREEMENTS

         On February 19, 1997, Messrs. Stein and Briskin each entered into an employment agreement with us. The term of such employment agreements (subject to earlier termination for cause) was initially for a period of five years and currently continues for successive one-year terms unless canceled by either party. During the term of such employment agreements, Messrs. Stein and Briskin each receive a base salary (currently $266,000 in 2003) which increases annually by 10 percent of the prior year's salary plus the increase in the consumer price index, which annual increase may not, in any event, exceed 20 percent of the prior year's salary. In addition, Messrs. Stein and Briskin are each entitled to receive an annual bonus equal to five percent of our pre-tax net income in each fiscal year. We provide each of Messrs. Stein and Briskin with an automobile allowance of $500 per month and a term life insurance policy in the amount of $500,000.

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

STOCK OPTION PLAN

         Our board of directors adopted a new stock option plan in March 2003 (the "2003 stock option plan"), and we intend to seek ratification of the 2003 stock option plan at our 2003 annual meeting of shareholders.

         Since the approval of the 2003 stock option plan, no new options have been or will be granted under our 1996 stock option plan, and any shares of common stock reserved for issuance upon the exercise of options that were not issued under such plans were cancelled. However, the terms of any option issued under the 1996 stock option plan will continue to be governed by such plan and by the option agreements currently in effect for such options. As of March 21, 2003, options to purchase 380,368 shares of our common stock were outstanding under the 1996 stock option plan.

         The 2003 stock option plan authorizes, among other things, the granting of incentive or nonqualified stock options to purchase our common stock to persons selected by our board of directors (or by the compensation committee of our board of directors) from a class of our officers, directors, key employees and independent contractors or consultants that perform services for us. The compensation committee is authorized to interpret the provisions of the 2003 stock option plan and makes all other determinations that it deems necessary or advisable for the administration of the 2003 stock option plan.

         Pursuant to the 2003 stock option plan, an aggregate amount of 1,000,000 shares of our common stock are reserved for issuance upon exercise of options granted thereunder. The option price per share of common stock may be any price determined by the 2003 stock option plan administrators, except that incentive stock option grants may not be less than fair market value per share of common stock on the date of grant (or not less than 110% of the fair market value for stockholders who own more than 10% of the company's stock). At the date of this Form 10-K, options to purchase 382,000 shares of our common stock at an exercise price of $0.81 per share were outstanding under the 2003 stock option plan.

         Pursuant to the 2003 stock option plan we may grant incentive stock options as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended, (the "Code"), and non-qualified stock options, not intended to qualify under Section 422(b) of the Code. The price at which our common stock may be purchased upon the exercise of options granted under the 2003 stock option plan will be required to be at least equal to the per share fair market value of the common stock on the date the particular options are granted. Options granted under the 2003 stock option plan may have maximum terms of not more than 10 years and are not transferable, except by will or the laws of descent and distribution. None of the incentive stock options under the stock option plan may be granted to an individual owning more than 10% of the total combined voting power of all classes of stock issued by us unless the purchase price of the common stock under such option is at least 110% of the fair market value of the shares issuable on exercise of the option determined as of the date the option is granted, and such option is not exercisable more than five years after the grant date.

         Generally, options granted under the 2003 stock option plan may remain outstanding and may be exercised at any time up to three months after the person to whom such options were granted is no longer employed or retained by us or serving on our board of directors.

         Pursuant to the 2003 stock option plan, unless otherwise determined by the compensation committee, one-third of the options granted to an individual is exercisable on the date of grant, one-third is exercisable on the first anniversary of such grant and the final one-third is exercisable on the second anniversary of such grant. However, the compensation committee of our board has the discretion to make appropriate adjustments, including accelerating the vesting, to the outstanding options granted under the 2003 stock option plan if we undergo a "change of control." A "change in control" of AESP is generally is deemed to occur when (a) any person (other than our majority-owned subsidiary, our compensation plan or any person (other than our majority-owned subsidiary, our compensation plan or Roman Briskin and/or Slav Stein, or their affiliates) becomes the beneficial owner of or acquires voting control with respect to more than 20% of the common stock; (b) a change occurs in the composition of a majority of our board of directors during a two-year period, provided that a change with respect to a member of our board of directors shall be deemed not to have occurred if the appointment of a member of our board of directors is approved by a vote of at least 75% of the individuals who constitute the then existing board of directors; or (c) our stockholders approve the sale of all or substantially all of our assets.

         Incentive stock options granted under the 2003 stock option plan are subject to the restriction that the aggregate fair market value (determined as of the date of grant) of options, which first become exercisable in any calendar year cannot exceed $100,000.

            The 2003 stock option plan provides for appropriate adjustment to the number and type of shares covered by such options granted thereunder in the event of any reorganization, merger, recapitalization or certain other transactions involving us.

TOTAL OPTIONS AND WARRANTS OUTSTANDING

         The following options are currently outstanding: (i) options to purchase an aggregate 297,000 shares of common stock held by consultants and advisors; (ii) options to purchase an aggregate of 1,810,050 shares of common stock held by our principal shareholders; (iii) options to purchase 448,250 shares of common stock held by non-employee directors; and (iv) options to purchase an aggregate of 537,368 shares of common stock held by current and former employees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the last fiscal year, no members of the Company's compensation committee are or were current or former employees of the Company. Except as set forth in Item 13 "Certain Relationships and Related Transactions," during the last fiscal year there were no material transactions between the Company and any of the members of the compensation committee.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon our review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), during our fiscal year ended December 31, 2002 and any Forms 5 and amendments thereto furnished to us with respect to such fiscal year, and any written representations referred to in subparagraph (b)(2)(i) of
Item 405 of Regulation S-K, (i) all of our officers and directors are delinquent in filing their Section 16(a) reports and will file the appropriate Section 16(a) reports in the near future and (ii) no other person who at any time during the fiscal year ended December 31, 2002 was, to our knowledge, a beneficial owner of more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, failed to file on a timely basis, as disclosed in Forms 3, 4 and 5, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED  STOCKHOLDER MATTERS

         As of March 26, 2003, we had outstanding 5,984,221 shares of our common stock. The following table sets forth, as of March 26, 2003, certain information regarding our common stock owned of record or beneficially by: (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our directors; and (iii) all directors and executive officers as a group.

                                                                                      BENEFICIAL OWNERSHIP
                                                                                      OF COMMON STOCK (1)
                                                                             ---------------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                                           SHARES              PERCENT
---------------------------------------------------------------------------- -------------------   -----------------
Slav Stein (2).............................................................           1,501,007               22.4%
Roman Briskin (2)..........................................................           1,501,007               22.4%
Terrence R. Daidone (3)....................................................             180,000                2.9%
William B. Coldrick (3)....................................................             162,000                2.6%
Leonard Sokolow (3)........................................................             106,250                1.7%
Steve Daily (3)(4).........................................................              70,000                1.2%
John Wilkens (3)(5)........................................................               8,333                0.1%
All directors and executive officers as a group (7 persons)(6).............           3,278,598               44.3%

-------------------------------

     (1) Unless otherwise indicated, each person named in the table has the sole voting and investment power with respect to the shares beneficially owned. The address for each beneficial owner is c/o AESP, Inc., 1810 N.E. 144th Street, North Miami, Florida 33181.

     (2) Includes options to purchase 725,000 shares of Common Stock issuable upon the exercise of vested stock options. Excludes unvested options to purchase 180,250 shares of Common Stock.

     (3) Shares of Common Stock issuable upon the exercise of vested stock options.

     (4) Excludes unvested stock options to purchase 25,000 shares of Common Stock.

     (5) Excludes unvested stock options to purchase 16,667 shares of Common Stock.

     (6) Includes vested stock options to purchase an aggregate of 1,976,583 shares of Common Stock.

EQUITY COMPENSATION PLANS

      The following table summarizes information, as of March 24, 2003, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.



------------------------------ ------------------------------- ------------------------- -----------------------------
        PLAN CATEGORY               NUMBER OF SECURITIES           WEIGHTED-AVERAGE          NUMBER OF SECURITIES
                               TO BE ISSUED UPON EXERCISE OF      EXERCISE PRICE OF        REMAINING AVAILABLE FOR
                               OUTSTANDING OPTIONS, WARRANTS     OUTSTANDING OPTIONS,       FUTURE ISSUANCE UNDER
                                         AND RIGHTS              WARRANTS AND RIGHTS         EQUITY COMPENSATION
                                                                                         PLANS (EXCLUDING SECURITIES
                                                                                           REFLECTED IN COLUMN (a))

                                            (a)                          (b)                         (c)
------------------------------ ------------------------------- ------------------------- -----------------------------
Equity compensation plans        1996 Plan - 380,368 shares             $1.66                         --
approved by security             2003 Plan - 382,000 shares             $0.81                      628,000
holders(1)
------------------------------ ------------------------------- ------------------------- -----------------------------
Equity compensation plans
not approved by security                 2,033,750                      $1.61                         --
holders(2)
------------------------------ ------------------------------- ------------------------- -----------------------------
Total                                    2,796,118                      $1.51                      628,000
------------------------------ ------------------------------- ------------------------- -----------------------------

(1) These plans are our 1996 and 2003 Stock Option plans. The 1996 Stock Option plan was approved by the shareholders in 1996. The 2003 Stock Option plan, which was adopted by the Board in March 2003, will be submitted to the shareholders for ratification at the 2003 annual meeting of shareholders.

(2) We have in the past issued stock options outside of a plan to our directors and principal shareholders. With the adoption of the 2003 Stock option plan, further options are not expected to be granted outside of a plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We are parties to a lease with RSB Holdings, Inc., a Florida corporation ("RSB Holdings"), pursuant to which we lease our corporate headquarters and warehouse in North Miami, Florida. We make annual payments under such lease in the amount of approximately $93,600. Messrs. Stein and Briskin each own 50 percent of the issued and outstanding common stock of RSB Holdings, and are its sole officers and directors. We have guaranteed RSB Holdings' debt to the financial institution which holds the mortgage on the property. The balance outstanding on the mortgage was approximately $181,000 at December 31, 2002.

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


ITEM 14. CONTROLS AND PROCEDURES

         In order to ensure that the information we must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to our Company (and its consolidated subsidiaries) required to be included in our periodic SEC filings. Since the Evaluation Date, there have not been any significant changes in our internal controls, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

         (1) Financial Statements

                  See "Item 8. Financial Statements and Supplementary Data" for Financial Statements included with this Annual Report on Form 10-K.

         (2) Financial Statement Schedules

                  Schedule II  Valuation and Qualifying Accounts

         (3) Exhibits

EXHIBIT
NUMBER            DESCRIPTION

3.1    Amended and Restated Articles of Incorporation of the Company (1)
3.2    By-Laws of the Company (2)
3.3    Articles of Amendment to Amended and Restated Articles of Incorporation
       (2)
3.4    Second Amended and Restated By-Laws of the Company (2)
3.5 Articles of Amendment to the Amended and Restated Articles of Incorporation of AESP, Inc.*
3.6 Articles of Amendment to Articles of Incorporation setting forth Rights, Preferences and Limitations of Series A Preferred Stock *
4.1    Form of Common Stock Certificate (2)
4.3    Form of Newbridge Warrant Agreement (11)
10.1 Lease Agreement between the Company and RSB Holdings, Inc., dated July 15, 1996 (2)
10.2 Promissory Note between the Company and U.S. Advantage, dated July 15, 1996 (2)
10.3   Form of 1996 Stock Option Plan (2)
10.4   Form of Employment Agreement between the Company and Slav Stein (2)
10.5   Form of Employment Agreement between the Company and Roman Briskin (2)
10.6   Reserved
10.7 Form of Contingent Stock Option Agreement between the Company and Messrs. Stein and Briskin (2)
10.8   Amendment to 1996 Stock Option Plan (7)
10.9 Loan Agreement between the Company and Commercebank, N.A., dated September 23, 1999 (6)
10.10  Reserved
10.11  Reserved
10.12  Reserved
10.13  Reserved
10.14  Stock Purchase Agreement among the Company, CCCI and Donald Y. Daily, Jr.
       (5)
10.15 Amendment to Loan Agreement between the Company and Commercebank, N.A. dated as of September 2, 2000 (9)
10.16 Stock Purchase Agreement dated May 31, 2000 by and among Jotec AESP AS and the shareholders of Lanse AS (8)
10.17 Amendment to Loan Agreement between the Company and Commercebank, N.A. dated March 16, 2001 (10)

10.18 Stock Purchase Agreement dated August 29, 2001 by and among AESP Computerzubehor GmbH and Intelek spol. s.r.o. (12)
10.19 Amendment to Loan Agreement between the Company and Commercebank, N.A. dated as of September 21, 2001
10.20 Selling Agent Agreement dated as of October 28, 2002, by and among AESP, Inc., Newbridge Securities corporation and View Trade Securities, Inc. *
10.21 Form of Subscription Agreement between AESP, Inc. and the investors in the AESP, Inc. private placement offering completed in December 2002. *
10.22 Fourth Amendment to Loan Agreement by and between AESP, Inc. and Commercebank, N.A. dated January 17, 2003. (13)
21     List of Subsidiaries *
23     Consent of BDO Seidman, LLP*
99.1 Certificates of Slav Stein, President and Chief Executive Officer and John Wilkens, Chief Financial Officer, are being furnished pursuant to
       Section 906 of the Sarbanes-Oxley Act. *

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

(11) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.

(12) Incorporated by reference to our Current Report on Form 8-K filed September 7, 2001.

(13) Incorporated by reference to our Current Report on Form 8-K filed January 27, 2003.



(B)      REPORTS ON FORM 8-K

         The Company filed a Form 8-K on November 22, 2002, to report that its chief financial officer had resigned.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    AESP, INC.


                                    By:  /s/ Slav Stein
                                       -----------------------------------------
                                       Slav Stein, President and Chief Executive
                                       Officer

                                    Date: March 31, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                                         Title                                   Date
--------------------------------------    ---------------------------------------------------    --------------------
/s/ Slav Stein                            President, Chief Executive Officer and  Director
-----------------------                   (Principal Executive Officer)                            March 31, 2003
Slav Stein

/s/ Roman Briskin                         Executive Vice President, Secretary and Director         March 31, 2003
-----------------------
Roman Briskin

/s/ Terrence R. Daidone                   Director
-----------------------
Terrence R. Daidone                                                                                March 31, 2003

/s/ William B. Coldrick                   Director
-----------------------
William B. Coldrick                                                                                March 31, 2003

/s/ Leonard Sokolow                       Director
-----------------------
Leonard Sokolow                                                                                    March 31, 2003

/s/ John F. Wilkens                       Chief Financial Officer
-----------------------                   (Principal Financial and Accounting Officer)             March 31, 2003
John F. Wilkens

                                 CERTIFICATIONS

I, Slav Stein, President and Chief Executive Officer, certify that:

1.       I have reviewed this annual report on Form 10-K of AESP, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                                          By: /s/ Slav Stein
                                              ----------------------------------
                                          Name:    Slav Stein
                                          Title:   President and Chief Executive
                                                   Officer

I, John F. Wilkens, Chief Financial Officer, certify that:

1.       I have reviewed this annual report on Form 10-K of AESP, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                                                By: /s/ John F. Wilkens
                                                   -----------------------------
                                                Name:    John F. Wilkens
                                                Title:   Chief Financial Officer

                           AESP, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS..............................................................F-2

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 2002 AND 2001.......................................................F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000......................F-4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000............F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000......................F-6

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES......................................................................F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................................................F-14

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS................................................................F-30

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


AESP, Inc.
North Miami, Florida

         We have audited the accompanying consolidated balance sheets of AESP, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. We have also audited the schedule listed in the accompanying index. These financial statements and the accompanying schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AESP, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

         As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002.

                                                                BDO SEIDMAN, LLP
Miami, Florida
March 12, 2003

                           AESP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    DECEMBER 31, 2002  DECEMBER 31, 2001
                                                                    -----------------  -----------------
   ASSETS (NOTE 3)

   CURRENT ASSETS:
            Cash                                                    $       1,226      $        1,326
            Accounts receivable, net of allowance for doubtful
            accounts of
            $242 and $233 at December 31, 2002 and 2001,
            respectively                                                    4,347               4,094
            Inventories                                                     5,500               5,930
            Due from employees                                                 35                  31
            Prepaid expenses and other current assets                         372                 359
                                                                    ------------------ ------------------
   Total current assets                                                    11,480              11,740
   Property and equipment, net (Note 2)                                       646                 580
   Goodwill, net of $2,191 accumulated amortization (Note 1)                  643                 643
   Deferred  tax assets (Note 10)                                             144                  78
   Assets of business transferred under contractual arrangement
   (Note 1)                                                                   682                 732
   Investment in marketable equity securities (Note 6)                        129                 270
   Other assets                                                               122                 200
                                                                    ------------------ ------------------
                                                                    $      13,846      $       14,243
                                                                    ================== ==================

   LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:

            Lines of credit (Note 3)                                $       2,457      $        2,000
            Accounts payable                                                4,499               5,203
            Accrued expenses                                                  928                 358
            Accrued salaries and benefits                                     769                 700
            Income taxes payable                                              233                  52
            Due to shareholders (Note 11)                                      --                 152
            Customer deposits and other                                       820                 449
            Current portion of long-term debt (Note 4)                         34                 270
                                                                    ------------------ ------------------
   Total current liabilities                                                9,740               9,184

   Long-term debt, less current portion (Note 4)                               11                  30
                                                                    ------------------ ------------------
   Total liabilities                                                        9,751               9,214

   Commitments (Notes 8 and 9)

   SHAREHOLDERS' EQUITY: (NOTES 11 AND 13)
            Preferred stock, $.001 par value; 1,000 shares
            authorized, none issued                                            --                  --
            Common stock, $.001 par value, 20,000 shares
            authorized, 5,984 and 4,407 shares issued and
            outstanding at December 31, 2002 and 2001, respectively             6                   4
            Paid-in capital                                                13,466              12,198
            (Deficit)                                                      (8,975)             (6,684)
            Deferred compensation                                             (93)                 --
            Accumulated other comprehensive loss                             (309)               (489)
                                                                    ------------------ ------------------
   Total shareholders' equity                                               4,095               5,029
                                                                    ------------------ ------------------
                                                                    $      13,846      $       14,243
                                                                    ================== ==================

         SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           AESP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



YEARS ENDED DECEMBER 31,                                             2002             2001            2000
                                                                 --------------  ---------------  --------------

NET SALES (Note 5)                                               $      29,664   $      30,183    $     30,231
                                                                 --------------  ---------------  --------------

OPERATING EXPENSES:
         Cost of sales, including provision for inventory
         obsolescence of $538 in 2002 and $1,129 in 2001.
         (Note 5)                                                       20,987          22,114          18,722
         Selling, general and administrative (Notes 5, 6, 8,
         and 9)                                                         10,955          10,508          10,464

         Impairment of long-lived assets (Note 1)                           --           1,542              --
                                                                 --------------  ---------------  --------------
Total operating expenses                                                31,942          34,164          29,186
                                                                 --------------  ---------------  --------------

(LOSS) INCOME FROM OPERATIONS                                          (2,278)          (3,981)          1,045

OTHER INCOME (EXPENSE):
         Interest expense                                                (202)            (292)           (285)
         Interest income                                                    51              41              86
         Exchange gains (losses)                                           243             (19)            (21)
         Other                                                              96              52              57
                                                                 --------------  ---------------  --------------
(Loss) income before income taxes                                      (2,090)          (4,199)            882

Provision for income taxes (Note 10)                                       201              15             170
                                                                 --------------  ---------------  --------------

NET (LOSS) INCOME                                                $      (2,291)  $      (4,214)   $        712
                                                                 ==============  ===============  ==============



Earnings (loss) per common share (Note 12)                       $        (.49)  $       (1.05)   $        .20
                                                                 ==============  ===============  ==============
Earnings (loss) per common share - assuming dilution (Note 12)   $        (.49)  $       (1.05)   $        .18
                                                                 ==============  ===============  ==============


         SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           AESP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)



                                         C0MM0N STOCK                                      ACCUMULATED
                                     ---------------------  ADDITIONAL                         OTHER       COMPREHENSI    TOTAL
                                       SHARES        PAR     PAID-IN               DEFER.  COMPREHENSIVE     INCOME    SHAREHOLDERS'
                                     OUTSTANDING    VALUE    CAPITAL    (DEFICIT)  COMP.   INCOME(LOSS)       (LOSS)      EQUITY
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999            3,234           $4  $  9,615     $(3,182)   $ --      $(530)       $      --     $  5,907
Issuance of common stock in
     connection with acquisition
     (Note 1)                             294           --       596          --     --          --                --         596
Issuance of common stock in
     connection with exercise of
     stock options (Note 13)              153           --       443          --     --          --                --         443
Net income                                 --           --        --         712     --          --               712         712
Other comprehensive income (loss):
Foreign currency translation
adjustment, net of tax                     --           --        --          --     --        (235)             (235)       (235)
                                                                                                        --------------
                                                                                                                  477
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000            3,681            4    10,654      (2,470)    --        (765)                        7,423
Issuance of common stock in
     connection with acquisition          140
     (Note 1)                                           --       426          --     --          --                --         426
Issuance of common stock in
     connection with exercise of
     stock options (Note  13)              12           --        20          --     --          --                --          20

Net loss                                   --           --        --      (4,214)    --          --            (4,214)     (4,214)
Issuance of common stock, net
     (Note 11)                            574           --       937          --     --          --                --         937
Options issued in connection with
     consulting services  (Note 13)        --           --       161          --     --          --                --         161
Other comprehensive income (loss):
Sale of Ukrainian subsidiary  (Note 1)     --           --        --          --     --         282               282         282
Unrealized gain on investment in
     marketable equity securities,
     net of tax                            --           --        --          --     --         117               117         117
Foreign currency translation
     adjustment, net of tax                --           --        --          --     --        (123)             (123)       (123)
                                                                                                        --------------
                                                                                                               (3,938)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001            4,407            4    12,198      (6,684)    --        (489)                        5,029
Net loss                                   --           --        --      (2,291)    --          --            (2,291)     (2,291)
Issuance of common stock, net
     (Note 11)                          1,187            1       941          --     --          --                --         942
Issuance of common stock in
     connection with conversion of
     debt  (Note 11)                      190            1       151          --     --          --                --         152
Issuance of common stock in
     exchange for services  (Note 11)     200           --       176          --    (93)         --                --          83

Other comprehensive income (loss):
Unrealized (loss) on investment in
     marketable equity securities,
     net of tax                            --           --        --          --     --         (86)              (86)        (86)
Foreign currency translation
adjustment, net of tax                     --           --        --          --     --         266               266         266
                                                                                                        --------------
                                                                                                               (2,111)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31,  2002           5,984    $       6  $ 13,466  $   (8,975) $ (93)   $   (309)                     $  4,095
                                    ================================================================================================


         SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           AESP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


YEARS ENDED DECEMBER 31,                                                              2002         2001         2000
                                                                                  ---------------------------------------
OPERATING ACTIVITIES:
         Net (loss) income                                                          $  (2,291)    $ (4,214)      $   712
         Adjustments to reconcile net (loss) income to net cash provided by
         (used in) operating activities:
               Provision  for losses on accounts receivable                                 78          232           62
               Depreciation and amortization                                               270          245          252
               Amortization of intangibles                                                  --          203          183
               Provision for impairment of intangible assets                                --        1,542           --
               Provision for inventory obsolescence                                        538        1,129           --
               Stock for services                                                           83           --           --
               Deferred income taxes                                                      (56)         (57)          (1)
               (Increase) decrease, net of acquired and sold businesses, in:
                          Accounts receivable                                            (257)           40         (84)
                          Inventories                                                      675        1,044      (1,745)
                          Prepaid expenses and other current assets                         37            6         (84)
                          Other assets                                                      98         (46)        (120)
               Increase (decrease), net of acquired and sold businesses, in:
                          Accounts payable and accrued expenses                          (762)          338       1,334
                          Income taxes payable                                             164        (198)        (124)
                          Customer deposits and other                                      269          170        (178)
                                                                                    ----------    ---------     -------

Net cash provided by (used in) operating activities                                    (1,154)          434         207
                                                                                    ----------    ---------     -------

INVESTING ACTIVITIES:
         Acquisitions of businesses, net of cash acquired                                   --        (394)        (687)
         Additions to property and equipment                                             (295)        (265)        (243)
         Proceeds from sale of investments                                                  78           --           --
         Collections of (advances) on loans due from employees                               6            6          410
         Collections on note receivable from sale of Ukrainian subsidiary                   50           --           --
                                                                                    ----------    ---------      -------
Net cash (used in) investing activities                                                  (161)        (653)         (520)
                                                                                    ----------    ---------      -------
FINANCING ACTIVITIES:
         Net proceeds from (payments on) borrowings                                         89      (1,116)          127
         Proceeds from the sale of stock, net                                              942          937          443
                                                                                    ----------    ---------      -------

Net cash provided by (used in) financing activities                                      1,031        (179)          570
                                                                                    ----------    ---------      -------
Net increase (decrease) in cash                                                          (284)        (398)          257
Effect of exchange rate changes on cash                                                    184         (45)         (90)
Cash, at beginning of period                                                             1,326        1,769        1,602
                                                                                    ----------    ---------      -------
Cash, at end of period                                                              $    1,226    $   1,326      $ 1,769
                                                                                    ==========    =========      =======


         SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           AESP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)



YEARS ENDED DECEMBER 31,                            2002          2001         2000
                                                 -------       -------      -------
Supplemental information:
       Cash paid for:
              Interest                            $  202        $  253        $  285
              Taxes                                   65           197           170

Non-cash transactions:

Fair value of acquired businesses' assets             --        $1,909        $2,038
Cash paid for acquired businesses                     --           639           890
Common stock issued for acquisitions                  --           427           597
Note issued for acquisition                           --           213            --
                                                  ------        ------        ------
Liabilities incurred and assumed                  $   --        $  630        $  551
                                                  ======        ======        ======
Note in exchange for sale of business             $   --        $  772        $   --
                                                  ======        ======        ======
Conversion of debt to equity                      $  152        $   --          $ --




         SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          AESP, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


DESCRIPTION OF BUSINESS             AESP, Inc. (AESP) is primarily a
                                    wholesaler of computer cables, accessories, and networking products whose customers are computer manufacturers, dealers and retailers located in the U.S. and foreign markets. AESP grants credit to customers without collateral.

SUBSIDIARIES AND
BASIS OF PRESENTATION               AESP and its subsidiaries are based and
                                    operate in the United States, Sweden,
                                    Germany, the Czech Republic and Norway. The functional and reporting currency for statutory purposes is the United States
                                    Dollar, Swedish Krona, European Union Euro,
                                    Czech Koruny and Norwegian Krone. The
                                    foreign financial statements have been
                                    translated to United States Dollars (U.S. $) using a methodology consistent with
                                    Statement of Financial Accounting Standards
                                    No. 52, Foreign Currency Translation. Assets and liabilities are translated to U.S.
                                    dollars at the rate prevailing on the
                                    balance sheet date and the statements of operations have been translated from the functional currency to U.S. dollars using an average exchange rate for the applicable period. Results of this translation process are accumulated as a separate component of shareholders' equity.


RECLASSIFICATIONS                   Certain amounts in the 2001 financial
                                    statements have been reclassified to conform to the 2002 presentation.

PRINCIPLES OF
CONSOLIDATION                       The accompanying consolidated financial
                                    statements include the accounts of AESP and its subsidiaries (collectively, the
                                    "Company"). Intercompany transactions and balances have been eliminated in consolidation.

ACCOUNTS RECEIVABLE                 Accounts receivable are customer obligations
                                    due under normal trade terms. The Company sells its products to distributors and original equipment manufacturers involved in a variety of industries including communications, computers and high-performance consumer electronics. The
                                    Company performs continuing evaluations of its customers' financial condition and although it generally does not require collateral, letters of credit or deposits may be required from customers in certain circumstances.

                                    Senior management reviews accounts
                                    receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the available information, the Company believes that its allowance for doubtful accounts is adequate. However, actual write-offs might exceed the recorded allowance.

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

                          AESP, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PROPERTY AND EQUIPMENT              Property and equipment is recorded at cost.
                                    Depreciation and amortization are computed by the straight-line and accelerated methods based on the estimated useful lives of the related assets of 3 to 10 years. Leasehold improvements and capital leases are amortized over the shorter of the life of the asset or the lease.

REVENUE RECOGNITION                 The Company's customers include original
                                    equipment manufacturers, distributors and other value added resellers. Sales are generally not made directly to end-users of the Company's products.

                                    Revenues are recognized at the time of
                                    shipment to customers, by which time the customer has agreed to purchase the merchandise, is obligated to pay the fixed, reasonably collectible sales price and ownership and risk of loss has passed to the customer.

                                    The Company's sales are not subject to
                                    rights of future return. Warranties are
                                    provided on certain of the Company's
                                    networking products for periods ranging from five years to lifetime. The Company estimates provisions for sales returns, allowances, product warranties and losses on accounts receivable based upon factors including historical and current experience and trends.

                                    The Company's aggregate product warranty provision and changes in the associated liability during the three year period ended December 31, 2002 are nominal.

                                    The Company's credit policy provides for an evaluation of the credit worthiness of new customers and for continuing evaluations of customers' financial condition and credit worthiness. Although the Company generally does not require collateral, letters of credit or deposits may be required from customers.

                                    The Company includes shipping and handling fees billed to customers as revenues. Costs of sales include outbound freight and preparing customers' orders for shipment. Included in net sales in the accompanying consolidated statements of operations for the years ended December 31, 2002, 2001, and 2000 are shipping and handling fees of $723,000, $926,000, and $841,000, respectively.

ADVERTISING COSTS                   Advertising costs incurred amounted to
                                    $767,000, $1.1 million and $843,000 for the
                                    years ended December 31, 2002, 2001, and
                                    2000 respectively. The Company expenses
                                    advertising costs as incurred.

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

                          AESP, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

EARNINGS (LOSS) PER SHARE           Basic earnings (loss) per share is computed
                                    on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an antidilutive effect on earnings
                                    (loss) per share are excluded from the
                                    calculation.

STOCK-BASED COMPENSATION            The Company has granted stock options to key
                                    employees and directors under stock option plans that are more fully described in Note
                                    13. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board
                                    Opinion No. 25, "Accounting For Stock Issued to Employees". Stock-based employee compensation cost is not reflected in net income as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation (in thousands, except per share amounts):



YEAR ENDED DECEMBER 31,                       2002            2001          2000
                                        -------------- --------------- ------------
Net income (loss) as reported               $ (2,291)      $ (4,214)         $ 711
     Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax
     effects                                    (443)          (581)          (585)
                                        -------------- --------------- ------------
Pro forma net income (loss)                 $ (2,734)      $ (4,795)         $ 126
                                        -------------- --------------- ------------

Basic income (loss) per share as
reported                                      $ (.49)       $ (1.05)         $ .20
                                        -------------- --------------- ------------
Basic income (loss) per share - pro
forma                                         $ (.58)       $ (1.19)         $ .04
                                        -------------- --------------- ------------

Diluted income (loss) per share as
reported                                      $ (.49)       $ (1.05)         $ .18
                                        -------------- --------------- ------------
Diluted income (loss) per share - pro
forma                                         $ (.58)       $ (1.19)         $ .03
                                        -------------- --------------- ------------

                                    FASB Statement 123, "Accounting for
                                    Stock-based Compensation," requires the
                                    Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair value based method prescribed in FASB Statement
                                    123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002; no dividend yield

                          AESP, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


                                    percent; expected volatility of 115.0%;
                                    weighted average risk-free interest rates of approximately 4.8%; and expected lives from 5 to 9 years. The following assumptions were used for grants in 2001; no dividend yield percent; expected volatility of 74.0%; weighted average risk-free interest rates of approximately 5.0%; and expected lives from 5 to 9 years. The following assumptions were used for grants in 2000: no dividend yield percent; expected volatility of 75.0%; weighted average risk-free interest rates of approximately 6.0%, and expected lives from 5 to 9 years.

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

GOODWILL In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets."

                                    SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. The Company adopted SFAS 142 during the quarter ended March 31, 2002. The principal effect of adoption of SFAS 142 was to eliminate amortization of the Company's goodwill effective January 1, 2002.

IMPAIRMENT OF LONG-LIVED ASSETS     The Company accounts for long-lived assets
                                    in accordance with the provisions of
                                    Statement of Financial Accounting Standard
                                    No. 144, "Accounting for the Impairment or
                                    Disposal of Long-Lived Assets". This
                                    statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                          AESP, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



RECENT ACCOUNTING
PRONOUNCEMENTS                      In July 2001, the Financial Accounting
                                    Standards Board ("FASB") issued SFAS No.
                                    143, "Accounting For Asset Retirement
                                    Obligations". That standard requires
                                    entities to record the fair value of a
                                    liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. The Company believes that adoption of SFAS No. 143 will not have a material effect on its consolidated financial statements.

                                    In April 2002, the FASB issued SFAS No. 145,
                                    Rescission of FASB Statements No. 4, 44 and
                                    64, Amendment of FASB Statement No. 13 and technical corrections. SFAS No. 145 will rescind SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax benefit. As a result of SFAS No. 145, the criteria in APB No. 30 will now be used to classify those gains and losses. The new requirements are effective commencing May 15, 2002, with early application encouraged. The Company believes that adoption of SFAS No. 145 will not have a material effect on its consolidated financial statements.

                                    In July 2002, The FASB issued SFAS No. 146,
                                    "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002 and will be adopted by the Company effective January 1, 2003. The adoption of SFAS No. 146 is expected to impact the timing of recognition of costs associated with any future exit and disposal activities.

                                    In December 2002, the FASB issued SFAS No.
                                    148, "Accounting for Stock-Based
                                    Compensation - Transition and Disclosure".
                                    The Statement amends the transition
                                    provisions of SFAS No. 123 for companies that choose to adopt the fair value based method of accounting for stock based employee compensation. The Statement does not amend the provisions of SFAS No. 123 which allow for entities to continue to apply the intrinsic value-based method as prescribed in APB No. 25, "Accounting for Stock Issued to Employees", however it does amend some of the disclosure requirements regardless of the method used to account for stock-based employee compensation. See "Stock-Based Compensation".

                          AESP, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                    In November 2002, the FASB issued
                                    Interpretation No. 45, "Guarantor's
                                    Accounting and Disclosure Requirements for
                                    Guarantees, Including Indirect Guarantees of
                                    Indebtedness of Others." This interpretation addresses the disclosures required to be made by a guarantor in its interim and annual financial statements. It also clarifies that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation was effective for disclosure purposes as of December 31, 2002 and the recognition provisions are effective for all guarantees issued or modified after December 31, 2002. As of December 31, 2002 we had no material guarantees for disclosure purposes.

                                    Interpretation No. 46, "Consolidation of
                                    Variable Interest Entities", clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. We do not expect this Interpretation to have an effect on the Company's consolidated financial statements.

                          AESP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ACQUISITIONS                     In August 2001, the Company completed the
                                    acquisition of Intelek spol. s.r.o., a Czech
                                    Republic manufacturer and distributor of networking hardware and wireless networking products, for a purchase price of $1,065,700, consisting of $426,142 in cash
                                    (including expenses), a $213,000 note (paid in August 2002) and 139,398 shares of the Company's common stock (valued at $426,558).
                                    The terms and conditions had been agreed to by the parties in June 2001. This acquisition was accounted for under the purchase method, whereby the purchase price was allocated to the underlying assets and liabilities based on their estimated fair values.

                                    Principal assets and liabilities acquired approximated the following (in thousands):

                                    Current assets                      $1,700
                                    Property, plant and equipment          130
                                    Intangible assets                      532
                                                                          ----
                                    Total assets                        $2,362
                                    Current liabilities                  1,296
                                                                         -----
                                    Net assets acquired                 $1,066
                                                                        ======

                                    The acquisition was undertaken in connection with the Company's efforts to increase European market share. As a result of the acquisition, the Company expects to benefit from synergies of product lines, introduction of its existing product lines into a new geographic market and from the acquired Company's experience in wireless technology and fiber optic cable assembly. The preliminary purchase price allocation resulted in recording an intangible asset for the estimated value of the acquired Company's expected on-going non-contractual, non-separable, relationships with its customers of $532,091.

                                    Subsequent operations through December 31,
                                    2001, and continuing thereafter, demonstrate that the acquired customer relationships and expected benefits of the acquisition would not be fully realizable. As further discussed below, an impairment write-down of goodwill of $214,000 was recorded in the accompanying 2001 consolidated statement of operations.


                                    In January 2001, the Company sold its wholly owned Ukrainian subsidiary for the approximate book value of $772,000 in exchange for a ten year note bearing interest at eight (8%) per annum, collateralized by the ownership interest in the former subsidiary. Until the note is satisfied, the former subsidiary is required to purchase all goods from AESP. The Company has deferred recognition of the sale, and in the event of losses by the former subsidiary, the Company will reduce the carrying value of the note receivable by the amount of such losses (none in 2001 or 2002), until the promissory note is satisfied.

                          AESP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


                                    During the year ended December 31, 2001, based on then current market conditions and an analysis of projected undiscounted cash flows calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 121, the Company determined that the carrying value of certain long-lived assets associated with the Company's 1997 purchase of Focus Enhancement's Networking Division (Focus), March 1999 purchase of CCCI, May 2000 purchase of Lanse AS, and August 2001 purchase of Intelek spol. s.r.o. may not be recoverable. The resultant impairment necessitated a write-down of goodwill of approximately $331,000 related to Focus, $317,000 related to CCCI, $680,000 related to Lanse AS, and $214,000 related to the customer relationships of Intelek spol. s.r.o. The estimated fair value of these long-lived assets was determined by calculating the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

                                    The accompanying consolidated financial
                                    statements include the results of operations of the acquired businesses since the date of acquisition. The following unaudited pro forma information presents the results of operations of the Company as if these acquisitions had occurred on January 1 of the year immediately prior to the actual purchase dates. (in thousands, except per share amounts):

YEAR ENDED DECEMBER 31,                              2001         2000
                                                   ----------    --------
Net sales                                            $34,916     $35,691
Net income (loss)                                    (3,978)         697
Net income (loss) per common share                    $(.99)        $.20
Net income (loss) per common
share - assuming dilution                             $(.99)        $.18

                          AESP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                    The Company adopted the provisions of SFAS
                                    No. 142 on January 1, 2002. Upon adoption of
                                    SFAS No. 142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations and to make any necessary reclassifications in order to conform with new criteria for recognition apart from goodwill.

                                    In connection with the transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Based on projected future cash flows of each of the Company's reporting units and a comparison to each reporting unit's carrying amount as of January 1, 2002, the Company did not record any goodwill impairment. In addition, the Company performed its required annual impairment test of goodwill as of December 31, 2002 and did not record any goodwill impairment.

                                    As of December 31, 2002, the Company has approximately $643,000 of unamortized goodwill arising from prior years' acquisitions of Lanse and Intelek, both of which reported net income in 2002.

                                    Prior to adoption of SFAS No. 142, the
                                    Company amortized goodwill on a
                                    straight-line basis over periods ranging from 7-15 years.

                                    Had SFAS No. 142 been in effect for the year ended December 31, 2001 and 2000, net (loss) income and (loss) earnings per common share would have been as follows (in thousands, except per share amounts):


                                                                  2001       2000
                                                              ------------ ----------
Net (loss) income as reported                                     $(4,214)      $ 712
      Add back:  Goodwill amortization                                 93          65
                                                              -----------  ----------
Adjusted net (loss) income                                        $(4,121)       $777

Earnings (loss) per common share as reported                      $ (1.05)      $ .20
      Add back: goodwill amortization                                 .03         .02
                                                              -----------  ----------
Adjusted earnings (loss) per common share                         $ (1.02)      $ .22

Diluted earnings (loss) per common share as reported              $ (1.05)      $ .18
      Add back: goodwill amortization                                 .02         .02
                                                              -----------  ----------
Adjusted diluted earnings (loss) per common share                 $ (1.03)      $ .20

                          AESP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.   PROPERTY AND
     EQUIPMENT                      Property and equipment consist of the
                                    following (in thousands):

DECEMBER 31,                                           2002           2001
                                                   -------------  -------------
Land and buildings                                        $ 110     $
                                                                          109
Leasehold improvements                                      390           346
Capital leases                                               63            66
Office equipment                                            931           580
Machinery and equipment                                     355           341
Furniture and fixtures                                      212           195
Vehicles                                                     98            96
                                                   -------------  -------------
                                                          2,159         1,733
Less: accumulated depreciation and amortization           1,513         1,153
                                                   -------------  -------------
                                                           $646        $  580
                                                   -------------  -------------





3. LINES OF CREDIT                  Lines of credit are comprised of the
                                    following (dollar amounts in thousands):

                                                                                                2002          2001
                                                                                               --------     ---------

                                    Prime + 1% (5.25% at December 31, 2002) line of
                                    credit with a U.S. financial institution in the
                                    maximum amount of $1,900, due July 23, 2003
                                    collateralized by all U.S. assets; guaranteed
                                    by the Company's principal shareholders                   $  1,893       $ 1,546


                                    Variable rate, at the financial institutions
                                    quoted rate, (6.00% at December 31, 2002)
                                    lines of credit with two Czech Republic
                                    financial institutions in the maximum amount
                                    of $824, due November 2003 collateralized by
                                    all assets of the Company's Czech Republic
                                    subsidiary; guaranteed by the Company's
                                    German subsidiary                                              540           353

                                    Variable rate, at the financial institutions
                                    quoted rate, (9.75% at December 31, 2002)
                                    line of credit with a German financial
                                    institution in the maximum amount of $114,
                                    due December, 2003, collateralized
                                    by all assets of the Company's German subsidiary                19            --



                                    Variable rate, at the financial institutions
                                    quoted rate, (8.45% at December 31, 2002)
                                    line of credit with a Swedish financial institution
                                    in the maximum amount of $286, due June 2003
                                    collateralized  by all assets of the Company's
                                    Swedish subsidiary                                               5           101
                                                                                               --------     ---------
                                                                                                $2,457        $2,000
                                                                                               ========     =========

                                    The agreement governing the U.S. line of credit contains covenants that impose limitations on the Company (including the requirement that any acquisitions be approved by the financial institution), limits the Company's borrowings based upon a borrowing base formula tied to the carrying value of the Company's accounts receivable and inventory from time to time, and requires the Company to be in compliance with certain financial covenants. If the Company fails to make required payments, or if the Company fails to comply with the various covenants contained in its credit agreement, the lender may be able to accelerate the maturity of any outstanding indebtedness. As of December 31, 2002, the Company was not in compliance with the financial net worth and leverage covenants contained in the U.S. line of credit agreement and the lender has waived compliance with such covenants at December 31, 2002.

                                    Additionally, the Company will likely not meet its financial covenants in future periods unless the results of operations substantially improve. While there can be no assurance, the Company expects that the lender will continue to waive covenant violations during future periods. Further, the lender has advised that at this time it is unlikely that it will renew the line of credit, although it has indicated that it intends to continue to extend the line of credit for limited periods of time to allow the Company to obtain alternative financing from another lender. While the Company expects to be able to find alternative financing, there can be no assurance that it will be able to do so. The Company believes that its internally generated cash flow from operations including expected operating cost reductions, combined with its lines of credit, will be sufficient to fund current operations for the next twelve months, provided efforts to increase working capital and to obtain a replacement U.S. line of credit are successful. The Company may also consider selling debt or equity securities in order to meet current and future working capital requirements or to fund future acquisitions. If the Company is unable to generate sufficient cash flow from operations or in some other fashion, or reduce expenses, its operations will be materially and adversely affected.

                                    The Company also maintains a variable rate, at the financial institutions quoted rate, line of credit with a Norwegian financial institution in the maximum amount of $647, due December 2003, collateralized by all assets of the Company's Norwegian subsidiary, Jotec. There were no outstanding borrowings under this line of credit at December 31, 2002 or 2001.


4. LONG-TERM DEBT                   Long-term debt comprised the following
                                    (dollar amounts in thousands):

                                                                                               2002          2001
                                                                                               --------     ---------

                                    9.5% capital leases, payable $1 monthly through
                                    December 2006                                                   45            50

                                    Note payable to former shareholder of CCCI,  interest
                                    at 8% a year, paid April 2002                                   --            37

                                    Non-interest bearing unsecured note payable
                                    issued in connection with acquisition of
                                    Intelek spol. s.r.o., paid August 2002.                         --           213
                                                                                               --------     ---------
                                                                                                    45           300
                                    Less current portion                                            34           270
                                                                                               --------     ---------
                                                                                                   $11           $30
                                                                                               ========     =========

                                    At December 31, 2002, scheduled maturities of long-term debt, are (in thousands):

                                                   2003            $    34
                                                   2004                  4
                                                   2005                  4
                                                   2006                  3
                                                             --------------
                                                                    $   45
                                                             ==============

                          AESP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5. OPERATING SEGMENTS               The Company's operations, consisting of
                                    sales of network and connectivity products, are handled by each of its subsidiaries operating in their respective countries.
                                    Accordingly, management operates its
                                    business based on a geographic basis,
                                    whereby sales and related data is attributed to the AESP entity that generates such revenues. Segment information is presented below for each significant geographic region
                                    (in thousands).

                                                            WESTERN           EASTERN
                                       UNITED STATES         EUROPE           EUROPE         ELIMINATION          TOTAL
                                      --------------     -------------     ------------    -------------    ---------------

YEAR ENDED DECEMBER 31, 2002:
Sales to unaffiliated customers            $ 14,070          $ 15,594            $  --            $  --        $    29,664
     Transfers between
     geographical areas                       2,081               509               --          (2,590)                 --
                                      --------------     -------------     ------------    -------------    ---------------
     Total sales                                               16,103               --          (2,590)
                                             16,151                                                                 29,664
                                      --------------     -------------     ------------    -------------    ---------------
     Operating income (loss)                (1,586)             (694)               --                2            (2,278)
     Income (loss) before income
     taxes                                  (1,628)             (464)               --                2            (2,090)

    Identifiable assets                       7,241             8,053               --          (1,448)             13,846


YEAR ENDED DECEMBER 31, 2001: $
Sales to unaffiliated customers             $17,048           $13,135            $  --            $ --            $ 30,183
     Transfers between
     geographic areas                         2,041                --               --          (2,041)                 --
                                      --------------     -------------     ------------    -------------    ---------------
     Total sales                             19,089                                 --          (2,041)
                                                               13,135                                               30,183
                                      --------------     -------------     ------------    -------------    ---------------
     Operating income                       (2,461)           (1,673)               --              153            (3,981)
     Income (loss) before income
     taxes                                  (2,665)           (1,687)               --              153            (4,199)
     Identifiable assets                      7,825             7,525               --          (1,107)             14,243

YEAR ENDED DECEMBER 31, 2000:
Sales to unaffiliated customers            $ 17,396           $11,335          $ 1,500           $   --            $30,231
     Transfers between
     geographic areas                         4,849                --               --          (4,849)                 --
                                      --------------     -------------     ------------    -------------    ---------------
     Total sales                             22,245            11,335            1,500          (4,849)             30,231
                                      --------------     -------------     ------------    -------------    ---------------
     Operating income (loss)                    122               780               28              115              1,045
     Income (loss) before income
     taxes                                     (47)               789               25              115                882
     Identifiable assets                      9,826             6,853              780          (2,034)             15,426

                                    Identifiable assets are those assets, that are identified with the operations based in each geographic area. Foreign sales, including foreign sales of AESP, for the years ended December 31, 2002, 2001 and 2000 approximated 63%, 59% and 54%, respectively, of consolidated revenues.

                                    The Company has one supplier located in
                                    China which supplied approximately 8% of 2002 consolidated purchases, 9% of 2001 consolidated purchases and 14% of 2000 consolidated purchases. No other supplier accounted for more than 10% of purchases in 2002, 2001 or 2000.

                          AESP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                    Sales by the Company's United States
                                    business segment to the exclusive
                                    distributor in Russia, AESP-Russia, amounted to approximately 10% of net sales for 2002, 14% of net sales for 2001 and 12% of net sales for 2000.

                                    During the year ended December 31, 2002, the Company recorded a $538,000 provision for inventory obsolescence for certain specific inventory items in the U.S. of $162,000 and in Western Europe $376,000 in order to reduce the items to their estimated realizable value. During the year ended December 31, 2001, the Company recorded a $1,129,000 provision for inventory obsolescence for certain specific inventory items in the U.S. of $635,000, and in Western Europe $494,000 in order to reduce the items to estimated realizable value.

6. RELATED PARTY TRANSACTIONS       During the year ended December 31, 2001, the
                                    Company settled a contractual dispute with Focus Enhancements, Inc. (Focus) and received 150,000 shares of Focus common stock, recorded upon receipt at an estimated market/cost of $153,000. During the year ended December 31, 2002, the Company sold an aggregate of 54,000 shares, realizing proceeds of $78,000 and recording a realized gain of $23,000. Unrealized subsequent appreciation in market value amounted to $31,000 and $117,000 at December 31, 2002 and 2001, respectively. A member of the
                                    Company's Board of Directors is also a
                                    director of Focus.

                                    The Company has guaranteed a mortgage on property owned by an entity owned by the Company's principal shareholders. See Note 8.

7. FINANCIAL INSTRUMENTS            The carrying amounts of financial
                                    instruments including accounts receivable, note receivable, accounts payable and debt approximated fair value due to the relatively short maturity, the interest rate and other terms of the note receivable, and the variable interest rate based on the prime rate for most of the debt. Marketable equity securities are carried at market value.

8. COMMITMENTS                      The Company has entered into employment
                                    agreements, expiring in February 2004, with its two principal shareholders which include minimum annual individual compensation for
                                    2003 of $266,000 plus performance bonuses.
                                    The agreements provide for annual increases, as defined. In the event of a change in control of the Company (as defined) the shareholders may terminate their employment with the Company for a lump sum payment of $750,000 to each. In addition, the Company provides them with an automobile allowance.

                          AESP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                    The Company rents office space and warehouse under non-cancelable leases. The minimum future rental commitment for leases in effect at December 31, 2002, including leases to related parties, approximates the following (in thousands):

                                    Years Ending December 31,
                                            2003                                                           $    627
                                            2004                                                                488
                                            2005                                                                391
                                            2006                                                                264
                                            2007                                                                264
                                            Thereafter                                                        1,034
                                                                                               ---------------------
                                                                                                           $  3,068
                                                                                               =====================

                                    The Company leases, under a lease expiring in July 2004, office and warehouse space from an entity owned by the principal shareholders of the Company at $7,800 per month. The mortgage on the property has been guaranteed by the Company. The balance outstanding on the mortgage was approximately $181,000 at December 31, 2002.

                                    Rent expense in 2002, 2001 and 2000
                                    aggregated approximately $651,000, $497,000 and $405,000, respectively, including $93,600, $93,600 and $93,600 for the years
                                    2002, 2001 and 2000, respectively, paid to related parties.

9. EMPLOYEE BENEFIT
   PLAN The Company has a defined contribution plan for its U.S. employees established pursuant to Section 401(k) of the Internal Revenue Code. Employees contribute to the plan a percentage of their salaries, subject to certain dollar limitations and the Company matches a portion of the employees' contributions. The Company's contributions to the plan for the years ended December 31, 2002, 2001 and 2000 aggregated $29,479,
                                    $45,263 and $32,039, respectively.

                          AESP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10. INCOME TAXES                   The following are the components of income
                                   tax expense (benefit), in thousands:


                                      Year Ended December 31
                            ----------- -- ------------ -- -------------
                               2002           2001             2000
                            -----------    ------------    -------------
Current:
         Federal            $       --     $        --     $        --
         State                      --              --              --
         Foreign                   257              72             169
                            -----------    ------------    -------------
                                   257              72             169
                            ===========    ============    =============
Deferred:
         Federal                    --              --              --
         State                      --              --              --
         Foreign                   (56)            (57)              1
                            -----------    ------------    -------------
                                   (56)            (57)              1
                            -----------    ------------    -------------
                            $      201     $        15     $       170
                            ===========    ============    =============

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

                                    The reconciliation of income tax computed at the United States federal statutory tax rate of 34% to income tax expense (benefit) is as follows (in thousands):

                                                                                        Year Ended December 31
                                                                                  -----------------------------------
                                                                                    2002         2001         2000
                                                                                  ---------    ---------    ---------
                             Tax (benefit) at the United States statutory rate     $ (711)        $(1,428)     $   300
                             State income tax (benefit) net of federal
                             benefit                                                  (76)           (152)          --
                             Differences in effective income tax rates of
                             other countries                                           118            (17)        (146)
                             Other permanent differences, net                         (35)             25           28
                             Valuation allowance adjustment                            905          1,741          (12)
                                                                                  ---------    ----------    ---------
                             Total                                                    $201          $  15       $  170
                                                                                  =========    ==========    =========

                                    The provision for foreign income taxes
                                    relates to Norway, Sweden, Germany and Czech
                                    Republic. The statutory tax rates in Norway, Sweden, Germany and the Czech Republic range from 35% to 28%.

                          AESP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                    Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows (in thousands):

Deferred Tax Assets                                                2002             2001
                                                                -----------    ---------
          Allowance for doubtful accounts                           $   91       $   88
          Inventory                                                    653          425
          Net operating loss carry forward                           2,764        1,978
          Depreciation                                                  81           56
          Intangible assets                                            723          825
          Compensation related to options granted for
          services                                                     291          260
                                                                -----------    ---------
                                                                     4,603        3,632

Valuation allowance                                                 (4,459)      (3,554)
                                                                -----------    ---------
Total deferred tax asset, net                                      $   144       $   78
                                                                ===========    =========

                                    Realization of substantially all of the
                                    Company's deferred tax asset at December 31, 2002 is not considered to be more likely than not and accordingly a $4,459 valuation allowance has been provided.

                          AESP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. COMMON STOCK

                                    During the year ended December 31, 2002, the Company sold 1,187,500 shares of its common stock in a private placement at a gross purchase price of $1.00 per share. The net proceeds of the placement ($942,000) were used for working capital. In connection with the placement, the Company agreed to issue a warrant to designees of Newbridge Securities Corporation and View Trade Securities Inc., who acted as the placement agents, to purchase 118,750 shares at a purchase price of $1.10 per share.


                                    In March 2002, the Company's board of
                                    directors approved the conversion of
                                    $152,000 owed to the two principal
                                    shareholders into 190,000 shares of common stock . The conversion price was $.80 per share, based on the market price of the common stock at the time of the conversion.


                                    Pursuant to two Financial Advisory
                                    Agreements signed in July 2002, the Company issued an aggregate of 200,000 shares of its common stock to Newbridge Securities Corporation and View Trade Securities Inc., in exchange for investment advisory services. The shares vest over a twelve month period as to 100,000 shares and over an eighteen month period for the remaining 100,000 shares. The $176,000 estimated fair value of these shares at the date the Company committed to issue them is initially recorded as deferred compensation in the accompanying consolidated balance sheet and amortized to selling, general and administrative expenses during the eighteen month period in which the investment bankers have agreed to provide services. At December 31, 2002, an aggregate of 93,332 of these shares had vested in accordance with the agreements.

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

                          AESP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. EARNINGS PER SHARE              The following reconciles the components of
                                    the earnings (loss) per share (EPS)
                                    computation (in thousands, except per share amount):

 FOR THE YEARS ENDED
     DECEMBER 31,                    2002                                    2001                               2000
                      -------------------------------------  ----------------------------------- ----------------------------------
                         Loss         Shares      Per-Share      Loss        Shares    Per-Share   Income        Shares    Per-Share
                      (Numerator  (Denominator)     Amount   (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount
                      ----------  -------------   ---------  -----------  ------------  ------   ----------- -------------  ------
Earnings (loss) per
common share
Net income (Loss)       $(2,291)      4,686        $(.49)     $(4,214)       4,028     $(1.05)       $712       3,528        $ .20
Effect of Dilutive
Securities:
Stock options                                                                                                     445
                      ----------  -------------   ---------  -----------  ------------  ------   ----------- -------------  ------
Net income (loss)
applicable to common
shareholders plus
assumed conversions      $(2,291)      4,686        $(.49)     $(4,214)       4,028     $(1.05)       $712       3,973      $  .18
                      ----------  -------------   ---------  -----------  ------------  ------   ----------- -------------  ------

                                    Options to purchase 10,000 shares of common stock at $3.69 per share were outstanding during 2000, but not included in the computation of diluted EPS as the options were anti-dilutive. All 2,711,000 and 2,290,000 outstanding options are excluded for the computation for 2002 and 2001, respectively, as they are anti-dilutive due to the Company's losses.

13. STOCK OPTIONS                   At December 31, 2002, the Company has a
                                    fixed stock option plan and non-plan options which are described below. The Company applies APB Opinion 25, Accounting for Stock
                                    Issued to Employees, and related
                                    interpretations in accounting for employee stock options. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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

                          AESP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                    The Plan provides for adjustments in the number and type of shares covered by the Plan and options granted thereunder in the event of any reorganization, merger, recapitalization or certain other transactions involving the Company.

                                    In 2000, 102,000 options exercisable at
                                    $1.75, 2,400 options exercisable at $2.00 and 18,500 options exercisable at $1.47 were issued to employees. These options vest one-third upon the date of grant and one-third each upon the next two anniversaries of the date of grant. During 2000, the two principal shareholders, as employees, received an aggregate of 150,000 and 200,000 options at an exercise price of $1.75 and $1.08 per share, respectively, vesting immediately with a term of ten years. In 2001, 117,800 options exercisable at $1.625 per share, 19,000 options exercisable at $2.86 per share and 141,700 options exercisable at $1.65 per share were issued to employees. These options vest one-third upon the date of grant and one-third each upon the next two anniversaries of the date of grant. During 2001, the two principal shareholders, as employees, received an aggregate of 150,000 options at an exercise price of $1.625 vesting immediately with a term of ten years. In addition, during 2001, the Company granted options to purchase 250,000 shares of its common stock at an exercise price of $1.65 vesting immediately with a term of two years to its investment banker for services. The $161,000 estimated fair value of the investment banker's stock options is included in selling, general, and administrative expenses in the accompanying consolidated statement of operations. The fair value of the options to the investment banker was determined based on the Black-Scholes method. During 2002, the two principal shareholders, as employees, received an aggregate of 400,000 options at an exercise price of $0.93 per share vesting immediately with a term of ten years.

                                    During 2000, the Company granted options to purchase 90,000 shares of its common stock at an exercise price of $1.75 per share to its directors, vesting immediately with a term of ten years. During 2001, the Company granted options to purchase 75,000 shares of its common stock at an exercise price of $1.625 per share to its directors, vesting immediately with a term of ten years. During 2002, the Company granted options to purchase 75,000 shares of its common stock at an exercise price of $0.93 per share to its directors vesting immediately with a term of ten years.

                          AESP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                    A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 2002, 2001 and 2000, and changes during the years then ended is presented below (in thousands, except exercise price per option):


                                     DECEMBER 31, 2002           DECEMBER 31, 2001            DECEMBER 31, 2000
                                  ------------------------- -----------------------------  -------------------------
                                      WEIGHTED AVERAGE           WEIGHTED AVERAGE               WEIGHTED AVERAGE
                                          EXERCISE                   EXERCISE                       EXERCISE
                                    ------------------------- -------------- --------------  -------------------------
                                    SHARES       PRICE         SHARES          PRICE         SHARES        PRICE
                                    ------------------------- -------------- --------------  ----------    -----------
Outstanding at beginning of year    2,290       $ 1.60             1,695      $ 1.57            1,295        $1.72
     Granted                          475         0.93               754        1.68              563         1.50
     Exercised                         --           --               (12)       1.70             (153)        2.65
     Forfeited                       (54)         1.72              (147)       1.53              (10)        1.86
                                  ------------------------- -------------- --------------  ------------ ------------

Outstanding at end of year          2,711       $ 1.48             2,290      $ 1.60            1,695        $1.57
                                  ------------------------- -------------- --------------  ------------ ------------
Options exercisable at year-end     2,266       $ 1.47               650      $ 1.69              638        $1.69

Weighted average fair value of
options granted during the year                 $ 0.93                        $ 1.67                         $1.50
                                             --------------                --------------               ------------

                                    The following table summarizes information about fixed stock options and non-plan options outstanding at December 31, 2002:

   Range of Average        Number         Weighted-Average       Weighted-Average      Number         Weighted-Average
    Exercise Price      Outstanding           Remaining          Exercise Price      Exercisable        Exercise
                        at 12/31/02       Contractual Life                           at 12/31/02          Price
----------------------- -------------    --------------------    ---------------    --------------    --------------
    $0.93 - $1.08           675                 8.86                 $0.97               675              $0.97
    $1.47 - $2.13          2,001                6.81                 $1.62              1,561             $1.65
    $2.86 - $3.69            35                 6.03                 $3.33               30               $3.41

14. SUBSEQUENT EVENT                The Company intends to distribute to the
                                    holders of its outstanding common stock (the
                                    "Warrant Dividend"), as of a record date to be established early in the second quarter of 2003, on a pro-rata basis, common stock purchase warrants to purchase one share of common stock for each share owned as of the record date (the "Warrants"). The Warrants will be non-transferable. The Warrant exercise period will commence on the date following the effectiveness of a

                          AESP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                    registration statement registering the sale of the shares of common stock underlying the Warrants (the "Warrant Effective Date") and will continue for a period of one-year thereafter. The exercise price of the Warrants will be as follows:

                                 o For the 90 day period following the Warrant Effective Date, the Warrants will be exercisable at an exercise price of $1.50 per share,

                                 o For the subsequent 90 day period following the completion of the 90 day period referred to above, the Warrants will be exercisable at an exercise price of $2.50 per share, and

                                 o For the balance of the term of the Warrants, the Warrants will be exercisable at an exercise price of $5.50 per share.

                                    Any proceeds received by the Company from the exercise of the Warrants will be used for general working capital purposes or for acquisitions.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

         Results for the quarterly periods in the years ended December 31, 2002 and 2001 are as follows:


                                                       FIRST          SECOND         THIRD          FOURTH
                                                      QUARTER        QUARTER        QUARTER        QUARTER
                                                    ------------    -----------    -----------    -----------
                                                           (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
2002:
Net Sales...........................................    $  7,486      $  6,795       $  6,888       $  8,495

Total operating expenses (A).........................      7,416         7,524          7,681          9,320

Income (loss) from operations........................         70          (729)         (793)           (826)

Net Income (loss)....................................          5          (712)         (710)           (874)

Net Income (loss) per share ........................    $    .00      $   (.15)      $  (.15)        $  (.17)

Diluted net income (loss) per share.................    $    .00      $   (.15)      $  (.15)        $  (.17)


                                                        FIRST         SECOND         THIRD          FOURTH
                                                       QUARTER        QUARTER       QUARTER        QUARTER
                                                     ------------    ----------    -----------    -----------
                                                            (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
2001:
Net Sales............................................    $ 8,211     $   6,511        $ 6,406       $  9,055
Total operating expenses (B).........................      8,085         7,677          7,152         11,250
Income from operations...............................        126       (1,166)          (746)        (2,195)
Net Income...........................................         22       (1,174)          (787)        (2,275)
Net Income per share ................................        .01         (.32)          (.18)          (.56)
Diluted net income per share.........................        .01         (.32)          (.18)          (.56)

         (A) During the fourth quarter of 2002, a provision of $384 was recorded for inventory obsolescence.


         (B) During the fourth quarter of 2001, provisions were recorded for inventory obsolescence and impairment of long-lived assets amounting to $350 and $1,211, respectively.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                               ADDITIONS
                                             BALANCE AT        CHARGED TO
                                              BEGINNING         COST AND                                        BALANCE AT
              DESCRIPTION                      OF YEAR          EXPENSES        OTHER (A)      DEDUCTIONS      END OF YEAR
-----------------------------------------   --------------    -------------    ------------    ------------    -------------
Allowance for doubtful accounts receivable:

Year ended December 31,
     2002..................................     $     233          $    78        $   --         $ 69 (B)        $   242

     2001..................................           125              232            --           124(B)            233

     2000..................................            60               62             3            --               125


Valuation allowance on deferred tax assets:

Year ended December 31,
     2002..................................     $   3,554          $   905        $   --         $  --           $ 4,459

     2001..................................         1,813            1,741            --            --             3,554

     2000..................................         1,851              (12)           --            26(C)          1,813

------------------

(A) Represents allowance for doubtful accounts acquired in purchase accounting.
(B) Represents accounts receivable written-off.
(C) Increase in amount of deferred tax assets for which realization is more likely than not.

                                  EXHIBIT INDEX

    EXHIBIT          DESCRIPTION
-----------------    -----------------------------------------------------------
      3.5            Articles of Amendment to the Amended and Restated Articles
                     of Incorporation of AESP, Inc.

      3.6 Articles of Amendment to Articles of Incorporation setting forth Rights, Preferences and Limitations of Series A Preferred Stock

     10.20 Selling Agent Agreement dated as of October 28, 2002, by and among AESP, Inc., Newbridge Securities Corporation and View Trade Securities, Inc.

     10.21 Form of Subscription Agreement between AESP, Inc. and the investors in the AESP, Inc. private placement offering completed in December 2002.

       21            List of Subsidiaries

       23            Consent of BDO Seidman, LLP

      99.1 Certificates of Slav Stein, President and Chief Executive Officer and John Wilkens, Chief Financial Officer, are being furnished pursuant to Section 906 of the Sarbanes-Oxley Act.