Form 10-Q
period 2003-03-31
AESP INC
filed 2003-05-15
CIK 1026744

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-12739

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

Yes  ☒    No  ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

      The number of shares of the registrant’s Common Stock outstanding as of May 12, 2003 is 5,984,211 shares.

AESP, Inc. and Subsidiaries

INDEX

		Page

	Part I. Financial Information
Item 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets at March 31, 2003
	(unaudited) and December 31, 2002	3
	Condensed Consolidated Statements of Operations for the three
	months ended March 31, 2003 and 2002 (unaudited)	4
	Condensed Consolidated Statement of Shareholders’ Equity for
	the three months ended March 31, 2003 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three
	months ended March 31, 2003 and 2002 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
Item 4.	CONTROLS AND PROCEDURES	16
	Part II. Other Information
Item 1.	LEGAL PROCEEDINGS	17
Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	17
Item 3.	DEFAULTS UPON SENIOR SECURITIES	17
Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	17
Item 5.	OTHER INFORMATION	17
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	17

FORWARD LOOKING STATEMENTS

      EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THE FOLLOWING: THE COMPANY’S ABILITY TO OBTAIN SUFFICIENT WORKING CAPITAL TO MEET ITS CURRENT AND FUTURE REQUIREMENTS, THE COMPANY’S ABILITY TO REFINANCE ITS U.S. LINE OF CREDIT, COMPETITION FROM OTHER MANUFACTURERS AND DISTRIBUTORS OF CONNECTIVITY AND NETWORKING PRODUCTS BOTH NATIONALLY AND INTERNATIONALLY; THE BALANCE OF THE MIX BETWEEN ORIGINAL EQUIPMENT MANUFACTURER SALES (WHICH HAVE COMPARATIVELY LOWER GROSS PROFIT MARGINS WITH LOWER EXPENSES) AND NETWORKING AND INTERNATIONAL SALES (WHICH HAVE COMPARATIVELY HIGHER GROSS PROFIT MARGINS WITH HIGHER EXPENSES) FROM PERIOD TO PERIOD; THE COMPANY’S DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING AND ASSEMBLY OF PRODUCTS AND THE ABSENCE OF SUPPLY AGREEMENTS; AND COMPANY’S ABILITY TO FINANCE AND INTEGRATE FUTURE ACQUISITIONS. THESE AND ADDITIONAL FACTORS ARE DISCUSSED HEREIN AND IN THE COMPANY’S FORM 10-K FOR THE YEAR 2002 (THE “FORM 10-K”). THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN AND THEREIN INVOLVE AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY’S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING), ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENT. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Part I.  Financial Information

Item 1.  FINANCIAL STATEMENTS

AESP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2003	December 31, 2002

	(unaudited)
Current Assets
Cash	$862	$1,226
Accounts receivable, net of allowance for doubtful accounts of $256	4,052	4,347
at March 31, 2003 and $242 at December 31, 2002
Inventories	5,628	5,500
Due from employees	31	35
Prepaid expenses and other current assets	337	372

Total current assets	10,910	11,480
Property and equipment, net	590	646
Goodwill, net	643	643
Deferred tax assets	132	144
Assets of business transferred under contractual arrangement	657	682
Investment in marketable equity securities	68	129
Other assets	122	122

TOTAL ASSETS	$13,122	$13,846

Liabilities and Shareholders’ Equity
Current Liabilities
Lines of credit	$2,408	$2,457
Accounts payable	5,066	4,499
Accrued expenses	580	928
Accrued salaries and benefits	687	769
Income taxes payable	161	233
Customer deposits and other	275	820
Current portion of long-term debt	18	34

Total current liabilities	9,195	9,740
Long term debt, less current portion	1	11

TOTAL LIABILITIES	9,196	9,751
Shareholders’ Equity
Preferred stock, $.001 par value; 1,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 20,000 shares authorized; issued 5,984	6	6
shares at March 31, 2003 and December 31, 2002
Paid-in capital	13,466	13,466
(Deficit)	(9,056)	(8,975)
Deferred compensation	(61)	(93)
Accumulated other comprehensive loss	(429)	(309)

TOTAL SHAREHOLDERS’ EQUITY	3,926	4,095

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,122	$13,846

See accompanying notes to condensed consolidated financial statements.

AESP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2003	2002

Net sales	$8,103	$7,486
Operating expenses
Cost of sales	5,392	5,037
Selling, general and administrative expenses	2,729	2,379

Total operating expenses	8,121	7,416

Income (loss) from operations	(18)	70
Other income (expense):
Interest, net	(38)	(46)
Other	39	19

Income (loss) before income taxes	(17)	43
Provision for income taxes	52	38

Net income (loss)	(69)	5
Preferred stock dividends	(12)	—

Net income (loss) applicable to common shareholders	$(81)	$5

Net loss per common share	$(0.01)	$(0.00)

Net loss per common share assuming dilution	$(0.01)	$(0.00)

See accompanying notes to condensed consolidated financial statements.

AESP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)
(IN THOUSANDS)

	Common Stock
						Accumulated
			Additional			Other		Total
			Paid-In		Defer.	Comprehensive	Comprehensive	Shareholders'
	Shares Outstanding	Par Value	Capital	(Deficit)	Comp.	Income (Loss)	Income (Loss)	Equity

Balance at December 31, 2002	5,984	$6	$13,466	$(8,975)	$(93)	$(309)		$4,095
Net income (loss)				(69)			(69)	(69)
Amortization of deferred compensation					32			32
Preferred dividends accrued				(12)				(12)
Other comprehensive income (loss):
Unrealized (loss) on investment in marketable equity securities, net of tax						(61)	(61)	(61)
Foreign currency translation adjustment, net of tax						(59)	(59)	(59)

							(189)

Balance at March 31, 2003	5,984	$6	$13,466	$(9,056)	$(61)	(429)		3,926

See accompanying notes to condensed consolidated financial statements.

AESP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Three months ended March 31,

	2003	2002

Operating Activities:
Net income (loss)	$(69)	$5
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision, net for losses on accounts receivable	10	19
Depreciation and amortization	65	67
Amortization of deferred compensation	32	—
Deferred income taxes	10	(2)
(Increase) decrease in:
Accounts receivable	252	162
Inventories	(108)	674
Prepaid expenses and other current assets	37	75
Increase (decrease) in:
Accounts payable and accrued expenses	36	(1,853)
Income taxes payable	(74)	(11)
Customer deposits and other	(505)	(60)

Net cash (used in) operating activities	(314)	(924)
Investing Activities:
Additions, net to property and equipment	14	(16)
Collection of loans due from employees	3	2
Collection on note receivable from sale of Ukrainian subsidiary	25	13

Net cash provided by (used in) investing activities	42	(1)
Financing Activities:
Net proceeds (payments) on borrowings	(67)	427

Net cash provided by (used in) financing activities	(67)	427

Net decrease in cash	(339)	(498)
Effect of exchange rate changes on cash	(25)	12
Cash, at beginning of period	1,226	1,326

Cash, at end of period	$862	$840

Supplemental information:
Cash paid for:
Interest	$56	$151
Taxes	104	93
Non-cash transactions:
Conversion of debt to equity	—	152
Common stock issued for investment services	—	176
Preferred stock cash dividends accrued	12	—

See accompanying notes to condensed consolidated financial statements.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The condensed consolidated balance sheet information as of December 31, 2002 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2002 (the “Form 10-K”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K. Certain prior period balances have been reclassified in the condensed consolidated financial statements in order to provide a presentation consistent with the current period. AESP, Inc.(“AESP”) and its subsidiaries are collectively referred to herein as the (“Company”)

2.	U.S. Line of Credit	In January 2003, the Company obtained an extension of a $1.9 million U.S. based line of credit from a financial institution. Borrowings available under the line of credit, which matures on July 22, 2003, bear interest at the rate of prime plus two percent (increasing to prime plus three percent in April 2003 until maturity).The agreement governing the U.S. line of credit contains covenants that impose limitations on the Company (including the requirement that any acquisitions be approved by the financial institution), limits the Company’s borrowings based upon a borrowing base formula tied to the carrying value of the Company’s accounts receivable and inventory from time to time, and requires the Company to be in compliance with certain financial covenants. If the Company fails to make required payments, or if the Company fails to comply with the various covenants contained in its credit agreement, the lender may be able to accelerate the maturity of any outstanding indebtedness. As of March 31, 2003, the Company was not in compliance with the financial net worth covenant contained in the U.S. line of credit agreement and the lender has waived compliance with such covenant at March 31, 2003.

Additionally, the Company will likely not meet its financial covenants in future periods unless its results of operations substantially improve. While there can be no assurance, the Company expects that the lender will continue to waive covenant violations during future periods. Further, the lender has advised that at this time it is unlikely that it will renew the line of credit, although it has indicated that it intends to continue to extend the line of credit for limited periods of time to allow the Company to obtain alternative financing from another lender. While the Company expects to be able to find alternative financing, there can be no assurance that it will be able to do so. The Company believes that its internally generated cash flow from operations including expected operating cost reductions, combined with its lines of credit, will be sufficient to fund current operations for the next twelve months, provided efforts to increase working capital and to obtain a replacement U.S. line of credit are successful. The Company may also consider selling debt or equity securities in order to meet current and future working capital requirements or to fund future acquisitions. If the Company is unable to replace its U.S. line of credit, generate sufficient cash flow from operations or in some other fashion, or reduce expenses to meet its operating requirements, its operations will be materially and adversely affected.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Earnings (loss) per share	The following reconciles the components of the earnings (loss) per share (EPS) computation (in thousands, except per share amount):

FOR THE THREE MONTHS ENDED MARCH 31,	2003			2002

	Loss	Shares	Per-Share	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings (loss) per common share:
Net income (loss)	$(69)	5,723	$(0.01)	$5	4,440	$(0.00)
Preferred stock dividends	(12)		—

Net income (loss) applicable to common shareholders	(81)	5,723	(0.01)	$5	4,440	$(0.00)
Effect of dilutive securities:
Stock options					173

Net income (loss) applicable to common shareholders plus assumed conversions	$(81)	5,723	$(0.01)	$5	4,613	$(0.00)

Vested options to purchase 2,483,000 shares of common stock at $0.81 — $3.69 per share, were outstanding at March 31, 2003, but were not included in the computation of diluted EPS as they are anti-dilutive due to the Company’s loss. Vested options to purchase 20,000 shares, 91,450 shares, 332,401 shares and 19,000 shares of common stock at $3.69, $2.13, $1.75 and $2.86 per share, respectively, were outstanding during 2002, but were not included in the computation of diluted EPS as the options’ exercise prices were greater than the average market price of the common shares. These options, which expire in 2007, 2009, 2010 and 2011, respectively, were outstanding at March 31, 2002.

4.	Goodwill	The Company adopted the provisions of SFAS No. 142 on January 1, 2002. Upon adoption of SFAS No. 142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations and to make any necessary reclassifications in order to conform with new criteria for recognition apart from goodwill.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Based on projected future cash flows of each of the Company’s reporting units and a comparison to each reporting unit’s carrying amount as of January 1, 2002, the Company did not record any goodwill impairment. In addition, the Company performed its required annual impairment test of goodwill as of December 31, 2002 and did not record any goodwill impairment. As of March 31, 2003, the Company has approximately $643,000 of unamortized goodwill arising from prior years’ acquisitions of Lanse and Intelek, both of which reported net income for the three months ended March 31, 2003.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	Common Stock	The Company’s common stock is listed on the Nasdaq SmallCap Market and is required to comply with the Nasdaq SmallCap Marketplace Rules. One of those rules requires that the Company obtain shareholder approval of issuances of more than 20% of the Company’s outstanding shares of common stock before issuance. The Company’s 2002 private placement, in which shares of the Company’s authorized but unissued common stock equal to 24.8% of the Company’s then outstanding common stock were issued, did not comply with the Nasdaq Marketplace Rules. In order to correct the Company’s violation of the rule, the Company, effective January 16, 2003, with the consent of Nasdaq, exchanged 230,000 shares of common stock sold in the private placement for an equal number of the Company’s Series A preferred stock. The preferred stock, which had a 10% per annum coupon and required the Company to pay a dividend of at least 5% for such period as it was outstanding, was automatically converted back into common stock upon the Company’s shareholders’ approval of the common share issuances at a special shareholders’ meeting held on March 26, 2003.

6.	Operating Segments	The Company’s operations, consisting of sales of network and connectivity products, are handled by each of its subsidiaries operating in their respective countries. Accordingly, management operates its business based on a geographic basis, whereby sales and related data is attributed to the AESP entity that generates such revenues. Segment information is presented below for each significant geographic region (in thousands)

	United States	Western Europe	Elimination	Total

Three months ended March 31, 2003:
Sales to unaffiliated customers	$4,030	$4,073	$—	$8,103
Transfers between geographical areas	715	118	(833)	—

Total sales	4,745	4,191	(833)	8,103

Operating income (loss)	67	(77)	(8)	(18)
Income (loss) before income taxes	54	(63)	(8)	(17)
Identifiable assets	7,134	7,444	(1,456)	13,122
Three months ended March 31, 2002:
Sales to unaffiliated customers	$3,930	$3,556	$—	$7,486
Transfers between geographic areas	429	222	(651)	—

Total sales	4,359	3,778	(651)	7,486

Operating income	(116)	171	15	70
Income (loss) before income taxes	(110)	138	15	43
Identifiable assets	7,023	6,844	(1,093)	12,774

Identifiable assets are those assets that are identified with the operations based in each geographic area. Foreign sales, including foreign sales of AESP, for the three months ended March 31, 2003 and 2002, approximated 65% and 63%, respectively, of consolidated revenues.

No supplier accounted for more than 10% of consolidated purchases in the three months ended March 31, 2003 and 2002.

Sales by the Company’s United States business segment to its exclusive distributor in Russia, AESP-Russia, amounted to approximately 14% of net sales for the three months ended March 31, 2003 and 2002. No other customer accounted for more than 10% of net sales in the three months ended March 31, 2003 and 2002.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	Subsequent Event	The Company will distribute to the holders of its outstanding common stock (the “Warrant Dividend”), as of the record date of April 10, 2003, on a pro-rata basis, common stock purchase warrants to purchase one share of common stock for each share owned as of the record date (the “Warrants”). The Warrants will be non-transferable. The Warrant exercise period will commence on the date following the effectiveness of a registration statement registering the sale of the shares of common stock underlying the Warrants (the “Warrant Effective Date”) and will continue for a period of one-year thereafter. The exercise price of the Warrants will be as follows:

• For the 90 day period following the Warrant Effective Date, the Warrants will be exercisable at an exercise price of $1.50 per share,

• For the subsequent 90 day period following the completion of the 90 day period referred to above, the Warrants will be exercisable at an exercise price of $2.50 per share, and

• For the balance of the term of the Warrants, the Warrants will be exercisable at an exercise price of $5.50 per share.

Any proceeds received by the Company from the exercise of the Warrants will be used for general working capital purposes or for acquisitions.

8.	Recent Accounting Pronouncements	In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002 and were adopted by the Company effective January 1, 2003. The adoption of SFAS No. 146 will impact the timing of recognition of costs associated with any future exit and disposal activities.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation addresses the disclosures required to be made by a guarantor in its interim and annual financial statements. It also clarifies that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation was effective for disclosure purposes as of December 31, 2002 and the recognition provisions are effective for all guarantees issued or modified after December 31, 2002. As of March 31, 2003, we had no material guarantees.

Interpretation No. 46, “Consolidation of Variable Interest Entities”, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. We do not expect this Interpretation to have an effect on the Company’s consolidated financial statements.

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

Revenue Recognition

      The Company’s customers include original equipment manufacturers, distributors and other value added resellers. Sales are generally not made directly to end-users of the Company’s products. Revenues are recognized at the time of shipment to customers, by which time the customer has agreed to purchase the merchandise, is obligated to pay the fixed, reasonably collectible sales price and ownership and risk of loss has passed to the customer.

      The Company’s sales are not subject to rights of future return. Warranties are provided on certain of the Company’s networking products for periods ranging from five years to lifetime. Warranty claims have historically been nominal. The Company estimates provisions for sales returns, allowances, product warranties and losses on accounts receivable.

      The Company’s credit policy provides for an evaluation of the credit worthiness of new customers and for continuing evaluations of customers’ financial condition and credit worthiness. Although the Company generally does not require collateral, letters of credit or deposits may be required from customers.

      The Company includes shipping and handling fees billed to customers as revenues. Costs of sales include outbound freight and preparing customers’ orders for shipment. Included in net sales in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2003, and 2002 are shipping and handling fees of $213,000 and $191,000, respectively.

Use of Estimates

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

Stock-Based Compensation

      The Company has granted stock options to key employees and directors under stock option plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees”. Stock-based employee compensation cost is not reflected in net income as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting For Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share amounts):

THREE MONTHS ENDED MARCH 31,	2003	2002

Net income (loss) applicable to common shareholders as reported	$(81)	$5
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits	(310)	(443)

Pro forma net income (loss) applicable to common shareholders	$(391)	$(438)

Basic income (loss) per share as reported	$(.01)	$.00

Basic income (loss) per share – pro forma	$(.07)	$(.10)

Diluted income (loss) per share as reported	$(.01)	$.00

Diluted income (loss) per share – pro forma	$(.07)	$(.10)

      SFAS No. 123 requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company’s employee stock options had been determined in accordance with the fair value based method in SFAS No. 123. The Company estimates the fair value of each stock option by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the three months ended March 31, 2003: no dividend yield percent; expected volatility of 111.6%; weighted average risk-free interest rates of approximately 4.8%; and expected lives of 5-9 years. The following assumptions were used for grants in the three months ended March 31, 2002: no dividend yield percent; expected volatility of 115.0%; weighted average risk-free interest rates of approximately 4.8%; and expected lives from 5-9 years.

Results of Operations

      For the three months ended March 31, 2003, the Company recorded net sales of $8.1 million, an increase of approximately $617,000 or 8.0%, compared to net sales of $7.5 million for the three months ended March 31, 2002. The most significant factor in the sales increase was the lower value of the U.S. dollar during the three months ended March 31, 2003, compared to the same period in 2002. The conversion of local currency sales in Western Europe to their U.S. dollar equivalent yielded additional sales of $827,000 in the current quarter, compared to the first quarter of 2002. After giving effect to the currency conversion differences, sales increases were posted by the Company’s U.S., German and Czech Republic operations in the amounts of $99,000, $156,000 and $32,000, respectively. The Company’s Norwegian and Swedish offices recorded sales declines of $414,000 and $83,000, respectively, net of the currency conversion. In the United States, sales to the Company’s Russian distributor, which is its largest customer, increased $110,000 during the quarter ended March 31, 2003, compared to the quarter ended March 31, 2002, from $1.2 million to $1.3 million. Otherwise, sales in the U.S. were relatively flat quarter to quarter as the Company was able to offset price reductions for competitive reasons by increasing unit volumes. The Company’s German operations benefited in the current quarter from the employment of a new sales team in mid 2002, thereby increasing its customer base and product line. The Company’s Norwegian and Swedish markets were adversely affected by the weak economy in Scandanavia, which led to reductions in unit sales. Sales prices in those markets were relatively unchanged. Further, the Norwegian market’s unit volume suffered from a competitive situation involving former employees who established a competing company.

      Cost of sales for the three months ended March 31, 2003 was $5.4 million, compared to cost of sales of $5.0 million for the three months ended March 31, 2002. Consistent with the rise in sales, this increase of $355,000 in cost of sales was the result of the weakening U.S. dollar. The conversion of local currency cost of sales resulted in an increase of approximately $560,000 solely related to the change in exchange rates from the first quarter of 2002 to the same period in 2003.

      The increases recorded in sales and cost of sales led to an increase in gross profit in the current quarter of $262,000 and a slight rise in gross profit percentage, from 32.7% for the three months ended March 31, 2002 to 33.5% for the three months ended March 31, 2003. On a local office level, significant changes in gross profit percentage (net of currency conversion differences) was recorded by the German operations. The German gross profit percentage declined from 42.3% last year to 28.9% in the current quarter. This variation was due to additional products introduced by the new sales team, which carry a lower gross profit, as well as the general effects of the economic slowdown in Germany ,which led to reductions in sales prices to counter competitive situations. Other markets, including the U.S., were largely able to offset the sales price declines with reductions in product costs, thereby maintaining or slightly increasing gross profit percentages. No provisions for inventory obsolescence were recorded in the quarters ended March 31, 2003 and 2002.

      Selling, general and administrative (“S,G & A”) expenses increased from $2.4 million in the three months ended March 31, 2002 to $2.7 million in the three months ended March 31, 2003. Again, consistent with other lines in the income statement, the increase in S,G & A expenses was fueled primarily by the change in the value of the U.S. dollar compared to foreign currencies and the effect of that change when converting to U.S. dollar equivalents. For the first quarter of 2003, that effect led to an increase in S,G & A expenses of approximately $290,000 when compared to the first quarter of 2002. After accounting for the currency change, S,G & A expenses were relatively constant on a consolidated and local office level. Generally, increases in insurance costs and sales and marketing expenses, including the addition of a new sales team in Germany, were offset by decreases in the non-sales workforce, both in the U.S. and overseas, along with their related expenses.

      Neither first quarter period contains amortization of goodwill. The amortization of intangible assets was discontinued on January 1, 2002 as the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. At December 31, 2002, the Company completed its annual goodwill impairment test, determining that it had no impairment of goodwill at that date. The Company will continue to assess the value of its goodwill during 2003 and future periods in accordance with the rules.

      As a result of the above factors, the loss from operations for the three months ended March 31, 2003 was $18,000, compared to income from operations of $70,000 for the three months ended March 31, 2002.

      Interest, net for the three months ended March 31, 2003 was relatively unchanged from the amount recorded for the first quarter last year. For the current quarter, the Company recorded interest expense of $56,000 and interest income of $18,000. For the three months ended March 31, 2002, the Company posted interest expense of $51,000 and interest income of $5,000.

      Other income increased from $19,000 for the three months ended March 31, 2002 to $39,000 for the three months ended March 31, 2003. The increase of $20,000 consisted of several factors, including an additional $7,000 recorded as exchange rate gains due to the weakness of the U.S. dollar against foreign currencies in the countries where the Company conducts operations, namely Norway, Sweden, Germany and the Czech Republic.

      The loss before income taxes for the three months ended March 31, 2003 was $17,000, compared to income before income taxes of $43,000 for the three months ended March 31, 2002.

      The provision for income taxes has been recorded for the three months ended March 31, 2003 and 2002 on those European subsidiaries that recorded profitable operations for those periods, the Czech Republic in 2003 and Norway and the Czech Republic in 2002. Realization of substantially all of the Company’s deferred tax assets resulting from the available net operating loss carryforwards and other net temporary differences is not considered more likely than not and accordingly a valuation allowance has been provided for the full amount of such assets. The Company anticipates that its consolidated effective tax rate in future periods will be impacted by which of its businesses are profitable in any such future period and if the Company will be able to take advantage of our net operating loss carry forwards to affect taxable income in such periods.

      As a result of the foregoing factors, the Company incurred a net loss of $69,000 for the three months ended March 31, 2003, compared to net income of $5,000 for the three months ended March 31, 2002. After preferred stock dividends, the net loss applicable to common shareholders for the three months ended March 31, 2003 was $81,000. For the three months ended March 31, 2003, the loss per common share, both basic and diluted was $.01, compared to basic and diluted income per common share of $.00 for the three months ended March 31, 2002. Weighted average shares outstanding were 5,761,000 (basic and diluted) for the three months ended March 31, 2003 and 4,440,000 (basic) and 4,613,000 (diluted) for the three months ended March 31, 2002.

Liquidity & Capital Resources

      Historically, the Company has primarily financed its operations with cash flow from operations, borrowings under available lines of credit and sales of equity securities.

      At March 31, 2003, the Company’s working capital was $1.7 million, which is unchanged from working capital of $1.7 million at December 31, 2002. Similarly, the Company’s current ratio was 1.19 at March 31, 2003, compared to 1.18 at December 31, 2002. The balance sheet accounts with the most significant changes from December 31, 2002 to March 31, 2003 were the following (in thousands):

	2003	2002

Cash	$862	$1,226

      Cash declined as funds were used during the first quarter of 2003 to finance increases in U.S. accounts receivable and inventory of $87 and $178, respectively. Funds were also used during the quarter to pay down the U.S. line of credit by $86.

	2003	2002

Accounts payable	$5,066	$4,499
Customer deposits and other	$275	$820

      In the first quarter of 2003, approximately $450 of advance payments received in 2002 from a customer were applied to current quarter shipments. These deposits had been utilized in 2002 to reduce accounts payable, therefore the application of such funds to shipments resulted in an increase in accounts payable as supplier invoices were received and recorded.

	2003	2002

Accrued expenses	$580	$928

      The decrease at March 31, 2003 is primarily due to two items. First, in the U.S., accruals for professional fees were reduced by $130 as related invoices were received and recorded to accounts payable. Secondly, there was a decrease in the liability for the value-added tax (“V.A.T.”) in Germany. This V.A.T. liability is offset by a like asset in accounts receivable due to the goods that are generating the tax being classified as resale items and therefore, when settled with the local government in the first quarter, the tax generated by the vendor invoice is offset by the tax due from the customer

      For the three months ended March 31, 2003, $314,000 of cash was used in operations. The primary reason for the use of cash in 2003 was the reduction of customer deposits and other of $505,000 offset by a reduction in accounts receivable of $252,000. Net cash provided by investing activities was $42,000, primarily due to collections on a note receivable of $25,000. Cash of $67,000 was used in financing activities, primarily as a result of a net paydown on the U.S. line of credit of $86,000. As a result of the foregoing, the Company’s cash position decreased $339,000 between December 31, 2002 and March 31, 2003. That decrease, combined with a decline of $25,000 attributable to the effects of exchange rate changes on cash, produced an overall decrease in cash of $364,000. The Company is continuing efforts to improve its cash position through personnel and other expense reductions, increasing sales and collections of accounts receivable and selected inventory reductions.

      In January 2003, the Company obtained an extension of a $1.9 million U.S. based line of credit from a financial institution. Borrowings available under the line of credit, which matures on July 22, 2003, bear interest at the rate of prime plus two percent (increasing to prime plus three percent in April 2003 until maturity). Borrowings under the line of credit are based on specific percentages of receivables and inventories. The line of credit is secured by a lien on the Company’s U.S. assets, including accounts receivable and inventories. The line of credit is also guaranteed by the Company’s principal shareholders, who have pledged a portion of the shares of the Company’s common stock that they own to secure their respective guarantees. Under the terms of the loan agreement, the Company is required to comply with certain affirmative and negative covenants and to maintain certain financial benchmarks and ratios during future periods. As of March 31, 2003, the Company was not in compliance with the tangible net worth covenant. A waiver has been granted by the financial institution. Additionally, the Company will likely not meet its financial covenants in future periods unless its results of operations substantially improve.

      The Company is obligated to meet certain affirmative, negative and financial covenants under the agreement with its lender. Affirmative covenants include a requirement that the Company deliver quarterly and annual financial statements and borrowing base reports to its lender within prescribed time periods and provide prompt notice of any material legal proceeding that is brought against the Company. Negative covenants include an obligation that the Company’s lender approve the creation of new subsidiaries, any liquidations, any change of control including mergers and disposition of significant assets, any additional indebtedness for borrowed money over a certain limit, any liens on assets or any loan guarantees, any acquisitions and any transfers of assets or loans and advances to an affiliate that would have a material adverse effect. Financial covenants require the Company to meet a minimum tangible net worth and a maximum debt to tangible net worth ratio at the end of each fiscal quarter.

      The Company was not in violation of any of the affirmative or negative covenants contained in the agreement at March 31, 2003. However, the Company has, in a significant number of recent quarters violated one or both of the required financial covenants, and anticipates that it will continue to violate such financial covenants in future quarters if its results of operations do not substantially improve. While there can be no assurance, the Company believes that our lender will continue to waive such future financial covenant violations during future periods. If the Company’s lender does not waive such future covenant violations, and seeks to foreclose on the assets securing the line of credit, it would have a material and adverse effect on the Company’s business. As of March 31, 2003, $1,807,000 was outstanding under the line of credit line and $93,000 was available for borrowing based on applicable borrowing base formulas.

      The Company’s foreign subsidiaries also have various lines of credits available for their operations. At March 31, 2003, an aggregate of $601,000 was outstanding under these lines of credit and $1,286,000 was available for borrowing under these agreements.

      The Company believes that revenue growth requires working capital to support the increased levels of inventory necessary to meet customer demands and to support accounts receivable generated from increased sales. The Company further believes that its internally generated cash flow from operations combined with the proceeds of the recent private placement of common stock, combined with borrowings available under its lines of credit, will be sufficient to fund current operations for the next twelve months, provided the Company’s efforts to increase its working capital and to obtain a replacement U.S. line of credit are successful. As a result of reducing operations at its facility in Pennsylvania during the latter part of 2002, the Company expects to realize expense savings of approximately $400,000 during 2003. The Company may also consider selling debt or equity securities in order to meet its current and future working capital requirements or to fund future acquisitions, including shares issuable upon the exercise of the warrants to be issued in the Warrant Dividend (see Note 7 of Notes to Condensed Consolidated Financial Statements for a description of the Warrant Dividend). If the Company is unable to generate sufficient cash flow from operations or in some other fashion, or reduce its expenses, its operations will be materially and adversely affected.

      The Company does not believe that inflation has had a material effect on its financial condition or operating results for the last several years, as the Company has historically been able to pass along increased costs in the form of adjustments to the prices it charges to its customers.

Recent Accounting Pronouncements

      In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002 and was adopted by the Company effective January 1, 2003. The adoption of SFAS No. 146 will impact the timing of recognition of costs associated with any future exit and disposal activities.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation addresses the disclosures required to be made by a guarantor in its interim and annual financial statements. It also clarifies that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation was effective for disclosure purposes as of December 31, 2002 and the recognition provisions are effective for all guarantees issued or modified after December 31, 2002. As of March 31, 2003, the Company had no material guarantees.

      Interpretation No. 46, “Consolidation of Variable Interest Entities”, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. The Company does not expect this Interpretation to have an effect on the Company’s consolidated financial statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk from changes in interest rates, and as a global company, the Company also faces exposure to adverse movements in foreign currency exchange rates.

      The Company’s earnings are affected by changes in short-term interest rates as a result of its lines of credit. If short-term interest rates averaged 2% more in the three months ended March 31, 2003 and 2002, the Company’s interest expense and loss before taxes would have increased by $12,000 and $28,000, respectively. The currently contracted increase in the interest rate on the Company’s U.S. line of credit during 2003 will increase the Company’s interest expense and decrease its income before taxes by approximately $31,000, compared to interest expense and income before taxes under the prior interest rate.

      The Company’s revenues and net worth are affected by foreign currency exchange rates due to having subsidiaries in Norway, Sweden, Germany and the Czech Republic. While the Company’s sales to its subsidiaries are denominated in U.S. dollars, each subsidiary owns assets and conducts business in its local currency. Upon consolidation, the subsidiaries’ financial results are impacted by the value of the U.S. dollar compared to the value of the currency in the jurisdiction where the subsidiaries do business. A uniform 10% strengthening as of March 31, 2003 and 2002 in the value of the dollar would have resulted in reduced revenues of $413,000 and $364,000 for the three months ended March 31, 2003 and 2002, respectively. A uniform 10% strengthening as of March 31, 2003 and 2002 in the value of the dollar would have resulted in a reduction of the Company’s consolidated net worth of $185,000 and $200,000, respectively. The Company finds it impractical to hedge foreign currency exposure and, as a result, will continue to experience foreign currency gains and losses.

Item 4.  CONTROLS AND PROCEDURES

      (a) Within 90 days of filing this report on Form 10-Q (the “Evaluation Date”), the Company’s Chief Financial Officer and Chief Executive Officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted by the Company under the Exchange Act.

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

      Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

      None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      On March 26, 2003, the Company held a special meeting of shareholders. The results of that meeting are described in the Company’s 2002 Form 10-K.

Item 5.  OTHER INFORMATION

      None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

99.1	Certificates of Slav Stein, President and Chief Executive Officer and John F. Wilkens, Chief Financial Officer, are filed pursuant to Section 302 of the Sarbanes-Oxley Act.

99.2	Certificates of Slav Stein, President and Chief Executive Officer and John F. Wilkens, Chief Financial Officer, are being furnished pursuant to Section 906 of the Sarbanes-Oxley Act.

      (b) Reports on Form 8-K

      The Company filed a Form 8-K on January 27, 2003, to report the Company executed a Fourth Amendment to its Loan Agreement with its current lender, Commercebank, N.A. and the appointment of a new chief financial officer.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AESP, INC.

By: /s/ SLAV STEIN Slav Stein President and Chief Executive Officer

By: /s/ JOHN F. WILKENS John F. Wilkens Chief Financial and Accounting Officer

Dated: May 15, 2003