Form 10-Q
period 2003-06-30
AESP INC
filed 2003-08-13
CIK 1026744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

          (Mark one)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-12739

AESP, INC.

(Exact Name of Registrant as Specified in Its Charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	59-2327381 (IRS Employer Identification No.)

1810 N.E. 144th STREET NORTH MIAMI, FLORIDA (Address of Principal Executive Offices)	33181 (Zip Code)

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

On August 12, 2003, the registrant had 6,043,596 outstanding shares of its common stock, par value $.001 per share.

AESP, INC. AND SUBSIDIARIES

FORWARD LOOKING STATEMENTS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THE FOLLOWING: THE COMPANY’S ABILITY TO OBTAIN SUFFICIENT WORKING CAPITAL TO MEET ITS CURRENT AND FUTURE REQUIREMENTS, THE COMPANY’S ABILITY TO REFINANCE ITS U.S. LINE OF CREDIT, COMPETITION FROM OTHER MANUFACTURERS AND DISTRIBUTORS OF CONNECTIVITY AND NETWORKING PRODUCTS BOTH NATIONALLY AND INTERNATIONALLY; THE BALANCE OF THE MIX BETWEEN ORIGINAL EQUIPMENT MANUFACTURER SALES (WHICH HAVE COMPARATIVELY LOWER GROSS PROFIT MARGINS WITH LOWER EXPENSES) AND NETWORKING AND INTERNATIONAL SALES (WHICH HAVE COMPARATIVELY HIGHER GROSS PROFIT MARGINS WITH HIGHER EXPENSES) FROM PERIOD TO PERIOD; THE COMPANY’S DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING AND ASSEMBLY OF PRODUCTS AND THE ABSENCE OF SUPPLY AGREEMENTS; ECONOMIC FACTORS THAT AFFECT THE MARKET FOR TECHNOLOGY PRODUCTS; THE U.S. AND EUROPEAN ECONOMIES GENERALLY AND COMPANY’S ABILITY TO FINANCE AND INTEGRATE FUTURE ACQUISITIONS. THESE AND ADDITIONAL FACTORS ARE DISCUSSED HEREIN AND IN THE COMPANY’S FORM 10-K FOR THE YEAR 2002 (THE “FORM 10-K”). THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN AND THEREIN INVOLVE AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY’S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING), ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENT. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Part I. Financial Information

Item 1. FINANCIAL STATEMENTS

AESP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2003	December 31, 2002

	(unaudited)
Current Assets
Cash	$584	$1,226
Accounts receivable, net of allowance for doubtful accounts of $276 at June 30, 2003 and $242 at December 31, 2002	3,900	4,347
Inventories	5,706	5,500
Due from employees	48	35
Prepaid expenses and other current assets	435	372

Total current assets	10,673	11,480
Property and equipment, net	535	646
Goodwill, net	643	643
Deferred tax assets	137	144
Assets of business transferred under contractual arrangement	652	682
Investment in marketable equity securities	58	129
Other assets	396	122

TOTAL ASSETS	$13,094	$13,846

Liabilities and Shareholders’ Equity
Current Liabilities
Lines of credit	$2,707	$2,457
Accounts payable	5,314	4,499
Accrued expenses	682	928
Accrued salaries and benefits	582	769
Income taxes payable	28	233
Customer deposits and other	227	820
Current portion of long-term debt	11	34

Total current liabilities	9,551	9,740
Long term debt, less current portion	4	11

TOTAL LIABILITIES	9,555	9,751
Shareholders’ Equity
Preferred stock, $.001 par value; 1,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 20,000 shares authorized; issued 6,044	6	6
shares at June 30, 2003 and 5,984 at December 31, 2002
Paid-in capital	13,466	13,466
(Deficit)	(9,555)	(8,975)
Deferred compensation	(29)	(93)
Accumulated other comprehensive loss	(349)	(309)

TOTAL SHAREHOLDERS’ EQUITY	3,539	4,095

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,094	$13,846

See accompanying notes to condensed consolidated financial statements.

AESP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net sales	$7,401	$6,795	$15,504	$14,281
Operating expenses
Cost of sales	5,251	4,867	10,643	9,904
Selling, general and administrative expenses	2,825	2,657	5,554	5,036

Total operating expenses	8,076	7,524	16,197	14,940

Income (loss) from operations	(675)	(729)	(693)	(659)
Other income (expense):
Interest, net	(50)	(42)	(88)	(88)
Other	95	91	134	110

Income (loss) before income taxes	(630)	(680)	(647)	(637)
Provision for income taxes	(131)	32	(79)	70

Net income (loss)	(499)	(712)	(568)	(707)
Preferred stock dividends	—	—	12	—

Net income (loss) applicable to common shareholders	$(499)	$(712)	$(580)	$(707)

Net loss per common share	$(0.08)	$(0.15)	$(0.10)	$(0.16)

Net loss per common share assuming dilution	$(0.08)	$(0.15)	$(0.10)	$(0.16)

See accompanying notes to condensed consolidated financial statements.

AESP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2003
(UNAUDITED)
(IN THOUSANDS)

	Preferred Stock		Common Stock

								Accumulated		Total
					Addit.			Other	Compre.	Share-
	Shares	Par	Shares	Par	Paid-In		Defer.	Comprehensive	Income	holders'
	Outstand.	Value	Outstand.	Value	Capital	(Deficit)	Comp.	Income (Loss)	(Loss)	Equity

Balance at December 31, 2002	—	$—	5,984	$6	$13,466	$(8,975)	$(93)	$(309)		$4,095
Issuance of common stock, net			60	—						—
Conversion of common stock	230	—	(230)	—						—
Conversion of preferred stock	(230)	—	230	—						—
Net income (loss)						(568)			(568)	(568)
Amortization of deferred compensation							64			64
Preferred dividends						(12)				(12)
Other comprehensive income (loss):
Unrealized (loss) on investment in marketable equity securities, net of tax								(20)	(20)	(20)
Foreign currency translation adjustment, net of tax								(20)	(20)	(20)

									(608)

Balance at June 30, 2003	—	$—	6,044	$6	$13,466	$(9,555)	$(29)	$(349)		$3,539

See accompanying notes to condensed consolidated financial statements.

AESP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(IN THOUSANDS)

	Six months ended June 30,

	2003	2002

Operating Activities:
Net (loss)	$(568)	$(707)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision, net for losses on accounts receivable	4	14
Depreciation and amortization	130	141
Provision for inventory obsolescence	—	36
Amortization of deferred compensation	64	—
Deferred income taxes	10	—

(Increase) decrease in:
Accounts receivable	647	(298)
Inventories	(16)	702
Income tax receivable	—	83
Prepaid expenses and other current assets	7	36
Other assets	(263)	40
Increase (decrease) in:
Accounts payable and accrued expenses	(40)	(977)
Income taxes payable	(213)	33
Customer deposits and other	(594)	88

Net cash (used in) operating activities	(832)	(809)

Investing Activities:
Additions, net to property and equipment	(4)	(131)
Collection of loans due from employees	(3)	(42)
Collection on note receivable from sale of Ukrainian subsidiary	30	26

Net cash provided by (used in) investing activities	23	(147)

Financing Activities:
Net proceeds (payments) on borrowings	196	263
Payment of preferred stock dividends	(12)

Net cash provided by (used in) financing activities	184	263

Net decrease in cash	(625)	(693)
Effect of exchange rate changes on cash	(17)	48
Cash, at beginning of period	1,226	1,288

Cash, at end of period	$584	$643

Supplemental information:
Cash paid for:
Interest	$98	$95
Taxes	104	79
Non-cash transactions:
Conversion of common stock to preferred stock	230	—
Conversion of preferred stock to common stock	230	—
Conversion of debt to equity	—	152
Common stock issued for investment services	—	176

See accompanying notes to condensed consolidated financial statements.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The condensed consolidated balance sheet information as of December 31, 2002 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2002 (the “Form 10-K”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K. Certain prior period balances have been reclassified in the condensed consolidated financial statements in order to provide a presentation consistent with the current period. AESP, Inc. (“AESP”) and its subsidiaries are collectively referred to herein as the “Company”.

2. U.S. Line of Credit

     In January 2003, the Company obtained an extension of a $1.9 million U.S. based line of credit from a financial institution. Borrowings available under the line of credit, which matured on July 22, 2003, bear interest at the rate of prime plus three percent. On July 21, 2003, the Company reached an agreement in principle with the financial institution to extend the maturity date of the loan until September 30, 2003, with an additional extension until November 30, 2003 if certain milestones regarding minimum paydowns are achieved (as described below). The extension agreement is expected to be signed shortly and will be retroactive to July 22, 2003. The agreement governing the U.S. line of credit contains covenants that impose limitations on the Company (including the requirement that any acquisitions be approved by the financial institution), limits the Company’s borrowings based upon a borrowing base formula tied to the carrying value of the Company’s accounts receivable and inventory from time to time, and requires the Company to be in compliance with certain financial covenants. If the Company fails to make required payments, or if the Company fails to comply with the various covenants contained in its credit agreement, the lender may be able to accelerate the maturity of any outstanding indebtedness. As of June 30, 2003, the Company was not in compliance with the tangible net worth and leverage covenants contained in the U.S. line of credit agreement. The Company does not anticipate, however that such failure to comply with those financial covenants will prevent the Company from signing the extension agreement with the financial institution, and, although there can be no assurance, the Company expects that the extension agreement will modify the covenants such that the Company will not violate the covenants at June 30, 2003.

     On July 21, 2003, the Company reached an agreement in principle with its lender to extend the maturity date of the line of credit until September 30, 2003, with an additional extension until November 30, 2003 if the Company is able to reduce the outstanding line of credit by at least $1.0 million by that date. In connection with this most recent extension, the Company anticipates that the interest rate on the line of credit will be increased to prime + 4% for the period from July 22, 2003 until September 30, 2003 and prime + 6% for the period between September 30, 2003 and November 30, 2003. The extension agreement is expected to be signed within the next week and will be retroactive to July 22, 2003. The Company is currently seeking new financing to replace the existing line of credit and exploring its options to reduce the outstanding line of credit by at least $1.0 million by September 30, 2003. However, while the Company expects to be able to replace the line of credit with a new line of credit, there can be no assurance that it will be able to do so.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Additionally, the Company may not meet its financial covenants in future periods unless its results of operations substantially improve. Further, the lender has advised that at this time that it will not renew the line of credit. While the Company expects to be able to find alternative financing, there can be no assurance that it will be able to do so. The Company believes that its internally generated cash flow from operations including expected operating cost reductions, combined with its lines of credit, will be sufficient to fund current operations for the next twelve months, provided efforts to increase working capital and to obtain a replacement U.S. line of credit are successful. The Company may also consider selling debt or equity securities in order to meet current and future working capital requirements or to fund future acquisitions. If the Company is unable to replace its U.S. line of credit, generate sufficient cash flow from operations or in some other fashion, or reduce expenses to meet its operating requirements, its operations will be materially and adversely affected.

3. Earnings (loss) per share

     The following reconciles the components of the earnings (loss) per share (EPS) computation (in thousands, except per share amount):

	FOR THE THREE MONTHS ENDED JUNE 30,

		2003			2002

	Loss	Shares	Per-Share	Loss	Shares	Per-Share
	(Numerator)	Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings (loss) per common share:
Net income (loss)	$(499)	5,939	$(0.08)	$(712)	4,597	$(0.15)
Preferred stock dividends	—	—	—	—	—	—

Net income (loss) applicable to common shareholders	(499)	5,939	(0.08)	$(712)	4,597	$(0.15)
Effect of dilutive securities:
Stock options	—	—	—	—	—	—

Net income (loss) applicable to common shareholders plus assumed conversions	$(499)	5,939	$(0.08)	$(712)	4,597	$(0.15)

	FOR THE SIX MONTHS ENDED JUNE 30,

		2003			2002

	Loss	Shares	Per-Share	Loss	Shares	Per-Share
	(Numerator)	Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings (loss) per common share:
Net income (loss)	$(568)	5,831	$(0.10)	$(707)	4,509	$(0.16)
Preferred stock dividends	(12)	—	—	—	—	—

Net income (loss) applicable to common shareholders	(580)	5,831	(0.10)	$(707)	4,509	$(0.16)
Effect of dilutive securities:
Stock options	—	—	—	—	—	—

Net income (loss) applicable to common shareholders plus assumed conversions	$(580)	5,831	$(0.10)	$(707)	4,509	$(0.16)

     Vested options to purchase 2,508,000 shares of common stock at $0.81 — $3.69 per share, were outstanding at June 30, 2003, but were not included in the computation of diluted EPS for the three and six months ended June 30, 2003, as they are anti-dilutive due to the Company’s loss.

     Vested options to purchase 20,000 shares, 91,450 shares, 332,401 shares and 19,000 shares of common stock at $3.69, $2.13, $1.75 and $2.86 per share, respectively, were outstanding during 2002, but were not included in the computation of diluted EPS as they are anti-dilutive due to the Company’s loss.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Goodwill

     The Company adopted the provisions of SFAS No. 142 on January 1, 2002. Upon adoption of SFAS No. 142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations and to make any necessary reclassifications in order to conform with new criteria for recognition apart from goodwill.

     In connection with the transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Based on projected future cash flows of each of the Company’s reporting units for which it carried goodwill on its books and records, and a comparison to each reporting unit carrying amount as of January 1, 2002, the Company did not record any goodwill impairment. In addition, the Company performed its required annual impairment test of goodwill as of December 31, 2002 and did not record any goodwill impairment. As of June 30, 2003, the Company has approximately $643,000 of unamortized goodwill arising from prior years’ acquisitions of its Lanse and Intelek reporting units, both of which reported net income for the six months ended June 30, 2003.

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

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

	United States	Western Europe	Elimination	Total

Three months ended June 30, 2003:
Sales to unaffiliated customers	$3,663	$3,738	$—	$7,401
Transfers between geographical areas	688	48	(736)	—

Total sales	4,351	3,786	(736)	7,401

Operating income (loss)	(332)	(338)	(5)	(675)
Income (loss) before income taxes	(334)	(291)	(5)	(630)
Identifiable assets	7,328	7,227	(1,461)	13,094

Three months ended June 30, 2002:
Sales to unaffiliated customers	$3,203	$3,592	$—	$6,795
Transfers between geographic areas	631	494	(1,125)	—

Total sales	3,834	4,086	(1,125)	6,795

Operating income	(571)	(118)	(40)	(729)
Income (loss) before income taxes	(624)	(16)	(40)	(680)
Identifiable assets	7,386	8,120	(2,031)	13,475

Six months ended June 30, 2003:
Sales to unaffiliated customers	$7,693	$7,811	$—	$15,504
Transfers between geographical areas	1,403	166	(1,569)	—

Total sales	9,096	7,977	(1,569)	15,504

Operating income (loss)	(265)	(415)	(13)	(693)
Income (loss) before income taxes	(280)	(354)	(13)	(647)
Identifiable assets	7,328	7,227	(1,461)	13,094

Six months ended June 30, 2002:
Sales to unaffiliated customers	$7,133	$7,148	$—	$14,281
Transfers between geographic areas	1,060	716	(1,776)	—

Total sales	8,193	7,864	(1,776)	14,281

Operating income	(687)	53	(25)	(659)
Income (loss) before income taxes	(734)	122	(25)	(637)
Identifiable assets	7,386	8,120	(2,031)	13,475

     Identifiable assets are those assets that are identified with the operations based in each geographic area. Foreign sales, including foreign sales of AESP, for the three months ended June 30, 2003 and 2002, approximated 64% and 61%, respectively, of consolidated revenues. Foreign sales, including foreign sales of AESP, for the six months ended June 30, 2003 and 2002, approximated 65% and 62%, respectively, of consolidated revenues.

     No supplier accounted for more than 10% of consolidated purchases in the three and six months ended June 30, 2003 and 2002.

     Sales by the Company’s United States business segment to its exclusive distributor in Russia, amounted to approximately 12% of net sales for the six months ended June 30, 2003. No other customer accounted for more than 10% of net sales in the three and six months ended June 30, 2003 and 2002.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Warrant Dividend

     In June 2003, the Company distributed, to the holders of its outstanding common stock (the “Warrant Dividend”), as of the record date of April 10, 2003, on a pro-rata basis, common stock purchase warrants to purchase one share of common stock for each share owned as of the record date (the “Warrants”). The Warrants are non-transferable. The Warrant exercise period will commence on the date following the effectiveness of a registration statement registering the sale of the shares of common stock underlying the Warrants (the “Warrant Effective Date”) and will continue for a period of one-year thereafter. The exercise price of the Warrants will be as follows:

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

     The Company reserves the right to reduce the warrant exercise price or increase the term of the warrants in the sole discretion of its board of directors.

     Any proceeds received by the Company from the exercise of the Warrants will be used for general working capital purposes or for acquisitions.

     The Company has filed a registration statement with the S.E.C. to register the issuance of shares upon the exercise of the Warrants. The Company’s registration statement has not yet become effective.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Stock Based Compensation

     The Company has granted stock options to key employees and directors under stock option plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees”. Stock-based employee compensation cost is not reflected in net loss as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting For Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share amounts):

THREE MONTHS ENDED JUNE 30,	2003	2002

Net income (loss) applicable to common shareholders as reported	$(499)	$(712)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits	(33)	(45)

Pro forma net income (loss) applicable to common shareholders	$(532)	$(757)

Basic income (loss) per share as reported	$(.08)	$(.15)

Basic income (loss) per share — pro forma	$(.09)	$(.16)

Diluted income (loss) per share as reported	$(.08)	$(.15)

Diluted income (loss) per share — pro forma	$(.09)	$(.16)

SIX MONTHS ENDED JUNE 30,	2003	2002

Net income (loss) applicable to common shareholders as reported	$(580)	$(707)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits	(284)	(533)

Pro forma net income (loss) applicable to common shareholders	$(864)	$(1,240)

Basic income (loss) per share as reported	$(.10)	$(.16)

Basic income (loss) per share — pro forma	$(.15)	$(.28)

Diluted income (loss) per share as reported	$(.10)	$(.16)

Diluted income (loss) per share — pro forma	$(.15)	$(.28)

     SFAS No. 123 requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company’s employee stock options had been determined in accordance with the fair value based method in SFAS No. 123. The Company estimates the fair value of each stock option by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the six months ended June 30, 2003 and 2002, respectively: no dividend yield percent; expected volatility of 111.6% and 115.0%; weighted average risk-free interest rates of approximately 4.8% and 4.8%; and expected lives of 5-9 and 5-9 years. There were no stock option grants in the three months ended June 30, 2003 and 2002.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE’s in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on the Company’s consolidated financial position, liquidity or results of operations.

In April 2003, the FASB issued SFAS 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraph 7(a) and 23(a), which relate to forward purchases or sales of then-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, it is evaluating the effect, if any, of this new pronouncement and will adopt SFAS 149 within the prescribed time.

     In May 2003, the FASB issued SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”. The Company does not participate in such transactions, however, it is evaluating the effect, if any, of this new pronouncement and will adopt FASB 150 within the prescribed time.

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

     The Company’s credit policy provides for an evaluation of the credit worthiness of new customers and for continuing evaluations of existing customers’ financial condition and credit worthiness. Although the Company generally does not require collateral, letters of credit or deposits may be required from customers.

     The Company includes shipping and handling fees billed to customers as revenues. Costs of sales include outbound freight and preparing customers’ orders for shipment. Included in net sales in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2003, and 2002 are shipping and handling fees of $236,000 and $167,000, respectively. Included in net sales in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2003, and 2002 are shipping and handling fees of $449,000 and $358,000, respectively.

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

Stock-Based Compensation

     The Company has granted stock options to key employees and directors under stock option plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees”. Stock-based employee compensation cost is not reflected in net loss as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting For Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share amounts):

THREE MONTHS ENDED JUNE 30,	2003	2002

Net income (loss) applicable to common shareholders as reported	$(499)	$(712)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits	(33)	(45)

Pro forma net income (loss) applicable to common shareholders	$(532)	$(757)

Basic income (loss) per share as reported	$(.08)	$(.15)

Basic income (loss) per share — pro forma	$(.09)	$(.16)

Diluted income (loss) per share as reported	$(.08)	$(.15)

Diluted income (loss) per share — pro forma	$(.09)	$(.16)

SIX MONTHS ENDED JUNE 30,	2003	2002

Net income (loss) applicable to common shareholders as reported	$(580)	$(707)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits	(284)	(533)

Pro forma net income (loss) applicable to common shareholders	$(864)	$(1,240)

Basic income (loss) per share as reported	$(.10)	$(.16)

Basic income (loss) per share — pro forma	$(.15)	$(.28)

Diluted income (loss) per share as reported	$(.10)	$(.16)

Diluted income (loss) per share — pro forma	$(.15)	$(.28)

     SFAS No. 123 requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company’s employee stock options had been determined in accordance with the fair value based method in SFAS No. 123. The Company estimates the fair value of each stock option by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the six months ended June 30, 2003 and 2002, respectively: no dividend yield percent; expected volatility of 111.6% and 115.0%; weighted average risk-free interest rates of approximately 4.8% and 4.8%; and expected lives of 5-9 and 5-9 years. There were no stock option grants in the three months ended June 30, 2003 and 2002.

Results of Operations

Three months ended June 30, 2003 and 2002

     For the three months ended June 30, 2003, the Company recorded net sales of $7.4 million, an increase of approximately $606,000 or 8.9%, compared to net sales of $6.8 million for the three months ended June 30, 2002. The most significant factor in the sales increase was the lower value of the U.S. dollar during the three months ended June 30, 2003 compared to the same period in 2002. The conversion of local currency sales in Western Europe to their U.S. dollar equivalent yielded additional sales of $499,000 in the current quarter, compared to the second quarter of 2002. After giving effect to the currency conversion differences, sales increases were posted by the Company’s U.S. and Czech Republic operations in the amounts of $461,000 and $109,000, respectively. The Company’s German, Norwegian and Swedish offices recorded sales declines of $9,000, $345,000 and $109,000, respectively, net of the currency conversion. In the United States, sales to the Company’s Russian distributor, which is its largest customer, increased $360,000 during the quarter ended June 30, 2003, compared to the quarter ended June 30, 2002, from $566,000 to $926,000. Otherwise, sales in the U.S. were relatively flat from quarter to quarter as the Company was able to offset price reductions for competitive reasons by increasing unit volumes. The Company’s Norwegian and Swedish markets were adversely affected by the weak economy in Scandanavia, which led to reductions in unit sales. Sales prices in those markets were relatively unchanged. Further, the Norwegian market’s unit volume suffered from a competitive situation involving former employees who established a competing company.

     Cost of sales for the three months ended June 30, 2003 was $5.3 million, compared to cost of sales of $4.9 million for the three months ended June 30, 2002. Consistent with the rise in sales, this increase of $384,000 in cost of sales was the result of the weakening U.S. dollar. The conversion of local currency cost of sales resulted in an increase of approximately $402,000 solely related to the change in exchange rates from the second quarter of 2002 to the same period in 2003.

     The increases recorded in sales and cost of sales led to an increase in gross profit in the current quarter of $222,000 and a slight rise in gross profit percentage, from 28.4% for the three months ended June 30, 2002 to 29.1% for the three months ended June 30, 2003. In the U.S., the gross profit percentage increased from 23.4% last year to 28.3% in the current quarter. The increase was primarily due to a significant reduction in operations at the Company’s Pennsylvania facility, which is expected to yield expense savings of approximately $400,000 in 2003. On a local European office level, significant changes in gross profit percentage (net of currency conversion differences) were recorded by each office. The German gross profit percentage declined from 28.3% last year to 19.6% in the current quarter. This variation was due to additional products introduced by the new sales team, which carry a lower gross profit, as well as the general effects of the economic slowdown in Germany , which led to reductions in sales prices to counter competitive situations. The Czech Republic gross profit percentage declined from 32.5% last year to 26.9% in the current quarter as a result of a change in the sales mix to lower margin products in the second quarter of 2003. Norway’s gross profit percentage rose from 33.5% last year to 39.9% in the current quarter due to reductions in products costs coupled with steady sales prices. The gross profit in Sweden declined from 37.9% last year to 30.5% in 2003 as a result of a higher concentration in 2003 of sales of relatively lower margin items. No provisions for inventory obsolescence were recorded in the quarters ended June 30, 2003 and 2002.

     Selling, general and administrative (“S,G & A”) expenses increased from $2.7 million in the three months ended June 30, 2002 to $2.9 million in the three months ended June 30, 2003. Again, consistent with other lines in the income statement, the increase in S,G & A expenses was fueled primarily by the change in the value of the U.S. dollar compared to foreign currencies and the effect of that change when converting to U.S. dollar equivalents. For the second quarter of 2003, that effect led to an increase in S,G & A expenses of approximately $216,000 when compared to the second quarter of 2002. After accounting for the currency change, S,G & A expenses were relatively constant on a consolidated and local office level. Generally, increases in insurance costs and sales and marketing expenses, including the addition of a new sales team in Germany, were offset by decreases in the non-sales workforce, both in the U.S. and overseas, along with their related expenses.

     Neither second quarter period contains amortization of goodwill. The amortization of intangible assets was discontinued on January 1, 2002 as the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. At December 31, 2002, the Company completed its annual goodwill impairment test, determining that it had no impairment of goodwill at that date. The Company will continue to assess the value of its goodwill during 2003 and future periods in accordance with applicable accounting rules.

     As a result of the above factors, the loss from operations for the three months ended June 30, 2003 was $675,000, compared to a loss from operations of $729,000 for the three months ended June 30, 2002.

     Interest, net for the three months ended June 30, 2003 was relatively unchanged from the amount recorded for the second quarter last year. For the current quarter, the Company recorded interest expense of $50,000 and no interest income. For the three months ended June 30, 2002, the Company posted interest expense of $47,000 and interest income of $5,000.

     Other income increased from $91,000 for the three months ended June 30, 2002 to $95,000 for the three months ended June 30, 2003. For the second quarter of 2002, other income consisted primarily of $71,000 recorded as exchange rate gains due to the weakness of the U.S. dollar against foreign currencies in the countries where the Company conducts operations, namely Norway, Sweden, Germany and the Czech Republic. For 2003, other income consisted primarily of $42,000 in exchange rate gains and $18,000 recorded on the sale of marketable equity securities.

     The loss before income taxes for the three months ended June 30, 2003 was $630,000, compared to a loss before income taxes of $680,000 for the three months ended June 30, 2002.

     The credit for income taxes recorded for the three months ended June 30, 2003 consists primarily of the resolution of a $155,000 provision recorded in 2002 as a preliminary assessment for an income tax audit at the Company’s German subsidiary. The audit was completed in the second quarter of 2003 and the final assessment of $25,000, which the Company has paid, was less than anticipated. For the second quarter of 2002 a tax provision was recorded on those European subsidiaries that recorded profitable operations for that period, Norway and the Czech Republic. Realization of substantially all of the Company’s deferred tax assets resulting from the available net operating loss carryforwards and other net temporary differences is not considered more likely than not and accordingly a valuation allowance has been provided for the full amount of such assets. The Company anticipates that its consolidated effective tax rate in future periods will be impacted by which of its businesses are profitable in any such future period and if the Company will be able to take advantage of its U.S. net operating loss carry forwards to affect taxable income in such periods.

     As a result of the foregoing factors, the Company incurred a net loss of $499,000 for the three months ended June 30, 2003, compared to a net loss of $712,000 for the three months ended June 30, 2002. For the three months ended June 30, 2003, the loss per common share, both basic and diluted was $.08, compared to a basic and diluted loss per common share of $.15 for the three months ended June 30, 2002. Weighted average shares outstanding were 5,939,000 (basic and diluted) for the three months ended June 30, 2003 and 4,597,000 (basic and diluted) for the three months ended June 30, 2002.

Six months ended June 30, 2003 and 2002

     For the six months ended June 30, 2003, the Company recorded net sales of $15.5 million, an increase of approximately $1.2 million or 8.6%, compared to net sales of $14.3 million for the six months ended June 30, 2002. The most significant factor in the sales increase was the lower value of the U.S. dollar during the six months ended June 30, 2003, compared to the same period in 2002. The conversion of local currency sales in Western Europe to their U.S. dollar equivalent yielded additional sales of $1,326,000 in the current six month period, compared to the same period of 2002. After giving effect to the currency conversion differences, sales increases were posted by the Company’s U.S., German and Czech Republic operations in the amounts of $560,000, $146,000 and $141,000, respectively. The Company’s Norwegian and Swedish offices recorded sales declines of $758,000 and $192,000, respectively, net of the currency conversion. In the United States, sales to the Company’s Russian distributor, which is its largest customer, increased $470,000 during the six months ended June 30, 2003, compared to the six months ended June 30, 2002, from $1.7 million to $2.2 million. Otherwise, sales in the U.S. were relatively flat period to period as the Company was able to offset price reductions for competitive reasons by increasing unit volumes. The Company’s German operations benefited in the current six months from the employment of a new sales team in mid 2002, thereby increasing its customer base and product line. The Company’s Norwegian and Swedish markets were adversely affected by the weak economy in Scandanavia, which led to reductions in unit sales. Sales prices in those markets were relatively unchanged. Further, the Norwegian market’s unit volume suffered from a competitive situation involving former employees who established a competing company.

     Cost of sales for the six months ended June 30, 2003 was $10.6 million, compared to cost of sales of $9.9 million for the six months ended June 30, 2002. Consistent with the rise in sales, this increase of $739,000 in cost of sales was the result of the weakening U.S. dollar. The conversion of local currency cost of sales resulted in an increase of approximately $962,000 solely related to the change in exchange rates from the first six months of 2002 to the same period in 2003.

     The increases recorded in sales and cost of sales led to an increase in gross profit in the current quarter of $484,000 and a slight rise in gross profit percentage, from 30.6% for the six months ended June 30, 2002 to 31.4% for the six months ended June 30, 2003. In the U.S., the gross profit percentage increased from 27.3% last year to 31.0% in the current six month period. The increase was primarily due to a significant reduction in operations at the Company’s Pennsylvania facility, which is expected to yield expense savings of approximately $400,000 in 2003. On a local European office level, significant changes in gross profit percentage (net of currency conversion differences) were recorded by the German and Czech Republic offices. The German gross profit percentage declined from 34.1% last year to 24.2% in the current quarter. This variation was due to additional products introduced by the new sales team, which carry a lower gross profit, as well as the general effects of the economic slowdown in Germany , which led to reductions in sales prices to counter competitive situations. The Czech Republic gross profit percentage declined from 28.5% last year to 24.6% in the current quarter as a result of a change in the sales mix to lower margin products in the six months ended June 30, 2003. No provisions for inventory obsolescence were recorded in the six months ended June 30, 2003 and 2002.

     Selling, general and administrative (“S,G & A”) expenses increased from $5.0 million in the six months ended June 30, 2002 to $5.6 million in the six months ended June 30, 2003. Consistent with other lines in the income statement, the increase in S,G & A expenses was fueled primarily by the change in the value of the U.S. dollar compared to foreign currencies and the effect of that change when converting to U.S. dollar equivalents. For the first six months of 2003, that effect led to an increase in S,G & A expenses of approximately $504,000 when compared to the first six months of 2002. After accounting for the currency change, S,G & A expenses were relatively constant on a consolidated and local office level. Generally, increases in insurance costs and sales and marketing expenses, including the addition of a new sales team in Germany, were offset by decreases in the non-sales workforce, both in the U.S. and overseas, along with their related expenses.

     Neither six month period contains amortization of goodwill. The amortization of intangible assets was discontinued on January 1, 2002 as the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. At December 31, 2002, the Company completed its annual goodwill impairment test, determining that it had no impairment of goodwill at that date. The Company will continue to assess the value of its goodwill during 2003 and future periods in accordance with the accounting rules.

     As a result of the above factors, the loss from operations for the six months ended June 30, 2003 was $693,000, compared to a loss from operations of $659,000 for the six months ended June 30, 2002.

     Interest, net for the six months ended June 30, 2003 was ($88,000) compared to ($88,000) for the six months ended June 30, 2002. For the current six months, the Company recorded interest expense of $98,000 and interest income of $10,000. For the six months ended June 30, 2002, the Company posted interest expense of $98,000 and interest income of $10,000.

     Other income increased from $110,000 for the six months ended June 30, 2002 to $134,000 for the six months ended June 30, 2003. For the first six months of 2002, other income consisted primarily of $105,000 recorded as exchange rate gains due to the weakness of the U.S. dollar against foreign currencies in the countries where the Company conducts operations, namely Norway, Sweden, Germany and the Czech Republic. For 2003, other income consisted primarily of $65,000 in exchange rate gains and $18,000 recorded on the sale of marketable equity securities.

     The loss before income taxes for the six months ended June 30, 2003 was $647,000, compared to a loss before income taxes of $637,000 for the six months ended June 30, 2002.

     The credit for income taxes recorded for the six months ended June 30, 2003 of $79,000 consists primarily of the resolution of a $155,000 provision recorded in 2002 as a preliminary assessment for an income tax audit at the Company’s German subsidiary. The audit was completed in the second quarter of 2003 and the final assessment of $25,000, which the Company has paid, was less than anticipated. The remainder of the 2003 amount consists of income taxes recorded on the Company’s Czech Republic operations, which posted a profit in the 2003 period. For the second quarter of 2002 a tax provision was recorded on those European subsidiaries that recorded profitable operations for that period, Norway and the Czech Republic. Realization of substantially all of the Company’s deferred tax assets resulting from the available net operating loss carryforwards and other net temporary differences is not considered more likely than not and accordingly a valuation allowance has been provided for the full amount of such assets. The Company anticipates that its consolidated effective tax rate in future periods will be impacted by which of its businesses are profitable in any such future period and if the Company will be able to take advantage of its U.S. net operating loss carryforwards to affect taxable income in such periods.

     As a result of the foregoing factors, the Company incurred a net loss of $568,000 for the six months ended June 30, 2003, compared to a net loss of $707,000 for the six months ended June 30, 2002. After preferred stock dividends, the net loss applicable to common shareholders for the six months ended June 30, 2003 was $580,000. For the six months ended June 30, 2003, the loss per common share, both basic and diluted was $.10, compared to basic and diluted income per common share of $.16 for the six months ended June 30, 2002. Weighted average shares outstanding were 5,831,000 (basic and diluted) for the six months ended June 30, 2003 and 4,509,000 (basic and diluted) for the six months ended June 30, 2002.

Liquidity & Capital Resources

     Historically, the Company has primarily financed its operations with cash flow from operations, borrowings under available lines of credit and sales of equity securities.

     At June 30, 2003, the Company’s working capital was $1.1 million, a decrease from working capital of $1.7 million at December 31, 2002. Similarly, the Company’s current ratio was 1.07 at June 30, 2003, compared to 1.18 at December 31, 2002. The balance sheet accounts with the most significant changes from December 31, 2002 to June 30, 2003 were the following (in thousands):

	2003	2002

Cash	$584	$1,226

     Cash declined as funds were used during the first half of 2003 to fund the Company’s operating losses and to finance increases in U.S. inventory of $170. Funds were also used during 2003 to pay down the U.S. line of credit by $202.

	2003	2002

Accounts receivable	$3,900	$4,347

     The decrease in accounts receivable was primarily due to the drop in worldwide sales from the fourth quarter of 2002 ($8,495), compared to the second quarter of 2003 ($7,401).

	2003	2002

Other assets	$396	$122

     The increase in other assets was due to a security deposit of $263 paid by the Company’s Norwegian subsidiary to its landlord in 2003.

	2003	2002

Accounts payable	$5,314	$4,499
Customer deposits and other	$227	$820

     In the first half of 2003, approximately $450 of advance payments received in 2002 from a customer were applied to current year shipments. These deposits had been utilized in 2002 to reduce accounts payable, therefore the application of such funds to shipments resulted in an increase in accounts payable as supplier invoices were received and recorded. Further, in the U.S., accounts payable increased due to increased purchases of inventory.

	2003	2002

Accrued expenses	$682	$928

     The decrease at June 30, 2003 is primarily due to two items. First, in the U.S., accruals for professional fees were reduced by $130 as related invoices were received and paid. Secondly, there was a decrease in the liability for the value-added tax (“V.A.T.”) in Germany. This V.A.T. liability is offset by a like asset in accounts receivable due to the goods that are generating the tax being classified as resale items and therefore, when settled with the local government in 2003, the tax generated by the vendor invoice is offset by the tax due from the customer.

	2003	2002

Income taxes payable	$28	$233

     The decrease in income taxes payable is primarily due to two factors. First in 2002, the Company recorded a provision of $155 as a result of a preliminary assessment on a tax audit at its German subsidiary. In the second quarter of 2003, the audit was completed and the assessment, which the Company has paid, was less than anticipated. Accordingly, the provision was adjusted at June 30, 2003. Second, the Company’s Czech Republic subsidiary, Intelek, made an approximately $60 payment in 2003 for income taxes due on 2002 income.

     For the six months ended June 30, 2003, $832,000 of cash was used in operations. The primary reason for the use of cash in 2003 was the net loss of $568,000, the payment of the Norwegian security deposit of $263,000 and a reduction of customer deposits and other of $594,000 offset by a decrease in accounts receivable of $647,000. Net cash provided by investing activities was $23,000, primarily due to collections on a note receivable of $30,000. Cash of $184,000 was provided by financing activities, primarily due to line of credit drawdown by the Company’s Norwegian subsidiary offset by a net paydown on the U.S. line of credit of $202,000. As a result of the foregoing, the Company’s cash position decreased $625,000 between December 31, 2002 and June 30, 2003. That decrease, combined with a decline of $17,000 attributable to the effects of exchange rate changes on cash, produced an overall decrease in cash of $642,000. The Company is continuing efforts to improve its cash position through personnel and other expense reductions, increasing sales and collections of accounts receivable and selected inventory reductions.

     In January 2003, the Company obtained an extension of a $1.9 million U.S. based line of credit from a financial institution. Borrowings available under the line of credit, which matured on July 22, 2003, bear interest at the rate of prime plus three percent. On July 21, 2003, the Company reached an agreement in principle with the financial institution to extend the maturity date of the loan until September 30, 2003, with an additional extension until November 30, 2003 if certain milestones regarding minimum paydowns are achieved. The extension agreement is expected to be signed shortly and will be retroactive to July 22, 2003. See Note 2 of Notes to condensed Consolidated Financial Statements for information regarding the terms of the most recent extension. Borrowings under the line of credit are based on specific percentages of receivables and inventories. The line of credit is secured by a lien on the Company’s U.S. assets, including accounts receivable and inventories. The line of credit is also guaranteed by the Company’s principal shareholders, who have pledged a portion of the shares of the Company’s common stock that they own to secure their respective guarantees. Under the terms of the loan agreement, the Company is required to comply with certain affirmative and negative covenants and to maintain certain financial benchmarks and ratios during future periods. As of June 30, 2003, the Company was not in compliance with the tangible net worth and leverage covenants. We do not anticipate, however that such failure to comply with those financial covenants will prevent the Company from signing the extension agreement with the financial institution, and the Company expects to modify those covenants in the extension agreement such that the Company will not violate those covenants at June 30, 2003. Additionally, the Company may not meet its financial covenants in future periods unless its results of operations substantially improve.

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

     The Company was not in violation of any of the affirmative or negative covenants contained in the agreement at June 30, 2003. However, the Company has, in a significant number of recent quarters violated one or both of the required financial covenants, and anticipates that it may continue to violate such financial covenants in future quarters if its results of operations do not substantially improve. While there can be no assurance, the Company believes that our lender will continue to waive such future financial covenant violations during future periods. If the Company’s lender does not waive such future covenant violations, and seeks to foreclose on the assets securing the line of credit, it would have a material and adverse effect on the Company’s business. As of June 30, 2003, $1,691,000 was outstanding under the line of credit line and $209,000 was available for borrowing based on applicable borrowing base formulas.

     The Company’s foreign subsidiaries also have various lines of credits available for their operations. At June 30, 2003, an aggregate of $1,016,000 was outstanding under these lines of credit and $855,000 was available for borrowing under these agreements.

     The Company believes that revenue growth requires working capital to support the increased levels of inventory necessary to meet customer demands and to support accounts receivable generated from increased sales. The Company further believes that its internally generated cash flow from operations combined with the proceeds of the recent private placement of common stock, combined with borrowings available under its lines of credit, will be sufficient to fund current operations for the next twelve months, provided the Company’s efforts to increase its working capital and to obtain a replacement U.S. line of credit are successful. As a result of reducing operations at its facility in Pennsylvania during the latter part of 2002, the Company expects to realize expense savings of approximately $400,000 during 2003. Further, the Company recently announced additional U.S. expense reductions effective July 1, 2003, including across-the-board salary reductions, which are expected to reduce U.S. overhead by more than $500,000 per annum. The Company may also consider selling debt or equity securities in order to meet its current and future working capital requirements or to fund future acquisitions, including shares issuable upon the exercise of the warrants issued in the Warrant Dividend (see Note 7 of Notes to Condensed Consolidated Financial Statements for a description of the Warrant Dividend). If the Company is unable to generate sufficient cash flow from operations or in some other fashion, or reduce its expenses, its operations will be materially and adversely affected.

     The Company does not believe that inflation has had a material effect on its financial condition or operating results for the last several years, as the Company has historically been able to pass along increased costs in the form of adjustments to the prices it charges to its customers.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE’s in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on the Company’s consolidated financial position, liquidity or results of operations.

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraph 7(a) and 23(a), which relate to forward purchases or sales of then-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, it is evaluating the effect, if any, of this new pronouncement and will adopt SFAS 149 within the prescribed time.

     In May 2003, the FASB issued SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”. The Company does not participate in such transactions, however, it is evaluating the effect, if any, of this new pronouncement and will adopt FASB 150 within the prescribed time.

Item 3. QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates, and as a global company, the Company also faces exposure to adverse movements in foreign currency exchange rates.

     The Company’s earnings are affected by changes in short-term interest rates as a result of its lines of credit. If short-term interest rates averaged 2% more in the three months ended June 30, 2003 and 2002, the Company’s interest expense and loss before taxes would have increased by $12,000 and $15,000, respectively. If short-term interest rates averaged 2% more in the six months ended June 30, 2003 and 2002, the Company’s interest expense and loss before taxes would have increased by $24,000 and $28,000, respectively. The currently contracted increase in the interest rate on the Company’s U.S. line of credit during 2003 will increase the Company’s interest expense and decrease its income before taxes by approximately $31,000, compared to interest expense and income before taxes under the prior interest rate.

     The Company’s revenues and net worth are affected by foreign currency exchange rates due to having subsidiaries in Norway, Sweden, Germany and the Czech Republic. While the Company’s sales to its subsidiaries are denominated in U.S. dollars, each subsidiary owns assets and conducts business in its local currency. Upon consolidation, the subsidiaries’ financial results are impacted by the value of the U.S. dollar compared to the value of the currency in the jurisdiction where the subsidiaries do business. A uniform 10% strengthening as of June 30, 2003 and 2002 in the value of the dollar would have resulted in reduced revenues of $368,000 and $393,000 for the three months ended June 30, 2003 and 2002, respectively. . A uniform 10% strengthening as of June 30, 2003 and 2002 in the value of the dollar would have resulted in reduced revenues of $781,000 and $757,000 for the six months ended June 30, 2003 and 2002, respectively. A uniform 10% strengthening as of June 30, 2003 and 2002 in the value of the dollar would have resulted in a reduction of the Company’s consolidated net worth of $177,000 and $321,000, respectively. The Company finds it impractical to hedge foreign currency exposure and, as a result, will continue to experience foreign currency gains and losses.

Item 4. CONTROLS AND PROCEDURES

     (a)  As of the end of the period covered by this Quarterly Report (the “Evaluation Date”), the Company’s Chief Financial Officer and Chief Executive Officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted by the Company under the Exchange Act.

     (b)  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

Item 5. OTHER INFORMATION

     On June 9, 2003, the Company received a letter from the NASDAQ SmallCap Market advising the Company that as a consequence of its common stock having traded below $1.00 for a consecutive 30-day trading period, the Company was not in compliance with the NASDAQ continued listing maintenance standards. Under the NASDAQ rules, the Company is subject to delisting of its common stock if the closing bid price of its common stock is not $1.00 per share or more for a minimum of ten consecutive trading days between this date and December 8, 2003. As a result, there can be no assurance that the Company will be able to maintain its listing on the NASDAQ SmallCap Market.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

31.1	Certification of Slav Stein, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of John F. Wilkens, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Slav Stein, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of John F. Wilkens, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

     The Company filed a Form 8-K on June 10, 2003, to report the Company received a letter from the NASDAQ Small-Cap Market advising the Company that, as a consequence of its common stock having traded below $1.00 for a consecutive 30-day trading period, the Company is not in compliance with the NASDAQ continued listing maintenance standards.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AESP, INC.

By: /s/ SLAV STEIN

Slav Stein
President and Chief Executive Officer

By: /s/ JOHN F. WILKENS

John F. Wilkens
Chief Financial and Accounting Officer

Dated: August 13, 2003