Form 10-Q
period 2003-09-30
AESP INC
filed 2003-11-14
CIK 1026744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

(x)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR

( )	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 1-12739

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

Yes (x)  No (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes (  )  No (x)

On November 10, 2003, the registrant had 6,043,596 outstanding shares of its common stock, par value $.001 per share.

AESP, INC. AND SUBSIDIARIES

FORWARD LOOKING STATEMENTS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THE FOLLOWING: THE COMPANY’S ABILITY TO OBTAIN SUFFICIENT WORKING CAPITAL TO MEET ITS CURRENT AND FUTURE REQUIREMENTS, THE COMPANY’S ABILITY TO COMPLETELY REFINANCE ITS U.S. LINE OF CREDIT, COMPETITION FROM OTHER MANUFACTURERS AND DISTRIBUTORS OF CONNECTIVITY AND NETWORKING PRODUCTS BOTH NATIONALLY AND INTERNATIONALLY; THE BALANCE OF THE MIX BETWEEN ORIGINAL EQUIPMENT MANUFACTURER SALES (WHICH HAVE COMPARATIVELY LOWER GROSS PROFIT MARGINS WITH LOWER EXPENSES) AND NETWORKING AND INTERNATIONAL SALES (WHICH HAVE COMPARATIVELY HIGHER GROSS PROFIT MARGINS WITH HIGHER EXPENSES) FROM PERIOD TO PERIOD; THE COMPANY’S DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING AND ASSEMBLY OF PRODUCTS AND THE ABSENCE OF SUPPLY AGREEMENTS; ECONOMIC FACTORS THAT AFFECT THE MARKET FOR TECHNOLOGY PRODUCTS; THE U.S. AND EUROPEAN ECONOMIES GENERALLY AND COMPANY’S ABILITY TO FINANCE AND INTEGRATE FUTURE ACQUISITIONS. THESE AND ADDITIONAL FACTORS ARE DISCUSSED HEREIN AND IN THE COMPANY’S FORM 10-K FOR THE 2002 FISCAL YEAR (THE “FORM 10-K”). THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN AND THEREIN INVOLVE AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY’S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING), ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENT. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Part I. Financial Information

Item 1. FINANCIAL STATEMENTS

AESP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Current Assets
Cash	$548	$1,226
Accounts receivable, net of allowance for doubtful accounts of $290 at September 30, 2003 and $242 at December 31, 2002	4,372	4,347
Inventories	4,991	5,500
Due from employees	46	35
Prepaid expenses and other current assets	392	372

Total current assets	10,349	11,480
Property and equipment, net	584	646
Goodwill	643	643
Deferred tax assets	135	144
Assets of business transferred under contractual arrangement	637	682
Investment in marketable equity securities	—	129
Other assets	397	122

TOTAL ASSETS	$12,745	$13,846

Liabilities and Shareholders’ Equity
Current Liabilities
Lines of credit	$2,951	$2,457
Accounts payable	5,193	4,499
Accrued expenses	345	928
Accrued salaries and benefits	590	769
Income taxes payable	14	233
Customer deposits and other	554	820
Current portion of long-term debt	30	34

Total current liabilities	9,677	9,740
Long term debt, less current portion	72	11

TOTAL LIABILITIES	9,749	9,751
Shareholders’ Equity
Preferred stock, $.001 par value; 1,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 20,000 shares authorized; issued 6,044 shares at September 30, 2003 and 5,984 at December 31, 2002	6	6
Paid-in capital	13,466	13,466
(Deficit)	(10,021)	(8,975)
Deferred compensation	(14)	(93)
Accumulated other comprehensive loss	(441)	(309)

TOTAL SHAREHOLDERS’ EQUITY	2,996	4,095

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,745	$13,846

See accompanying notes to condensed consolidated financial statements.

AESP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net sales	$7,706	$6,888	$23,210	$21,169
Operating expenses
Cost of sales	5,532	5,000	16,175	14,904
Selling, general and administrative expenses	2,619	2,681	8,173	7,717

Total operating expenses	8,151	7,681	24,348	22,621

(Loss) from operations	(445)	(793)	(1,138)	(1,452)
Other income (expense):
Interest, net	(65)	(53)	(153)	(151)
Other	46	130	180	250

(Loss) before income taxes	(464)	(716)	(1,111)	(1,353)
Provision (benefit) for income taxes	2	(6)	(77)	64

Net (loss)	(466)	(710)	(1,034)	(1,417)
Preferred stock dividends	—	—	12	—

Net (loss) applicable to common shareholders	$(466)	$(710)	$(1,046)	$(1,417)

Net loss per common share	$(0.08)	$(0.15)	$(0.18)	$(0.31)

Net loss per common share assuming dilution	$(0.08)	$(0.15)	$(0.18)	$(0.31)

See accompanying notes to condensed consolidated financial statements.

AESP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(UNAUDITED)
(IN THOUSANDS)

	Preferred Stock		Common Stock

								Accumulated		Total
					Addit.			Other	Compre.	Share-
	Shares	Par	Shares	Par	Paid-In		Defer.	Comprehensive	Income	holders’
	Outstand.	Value	Outstand.	Value	Capital	(Deficit)	Comp.	Income (Loss)	(Loss)	Equity

Balance at December 31, 2002	—	$—	5,984	$6	$13,466	$(8,975)	$(93)	$(309)		$4,095
Issuance of common stock, net			60	—						—
Conversion of common stock	230	—	(230)	—						—
Conversion of preferred stock	(230)	—	230	—						—
Net income (loss)						(1,034)			(1,034)	(1,034)
Amortization of deferred compensation							79			79
Preferred dividends						(12)				(12)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax								(132)	(132)	(132)

									(1,166)

Balance at September 30, 2003	—	$—	6,044	$6	$13,466	$(10,021)	$(14)	$(441)		$2,996

See accompanying notes to condensed consolidated financial statements.

AESP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Nine months ended September 30,
	2003	2002

Operating Activities:
Net (loss)	$(1,034)	$(1,417)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Provision, net for losses on accounts receivable	10	31
Depreciation and amortization	196	211
Provision for inventory obsolescence	—	157
Amortization of deferred compensation	79	50
Deferred income taxes	10	—
(Increase) decrease in:
Accounts receivable	111	(73)
Inventories	674	1,169
Income tax receivable	—	37
Prepaid expenses and other current assets	89	(142)
Other assets	(268)	118
Increase (decrease) in:
Accounts payable and accrued expenses	(457)	(1,963)
Income taxes payable	(222)	22
Customer deposits and other	(301)	655

Net cash (used in) operating activities	(1,113)	(1,145)
Investing Activities:
Additions, net to property and equipment	(108)	(212)
Collection of loans due from employees	(2)	(2)
Collection on note receivable from sale of Ukrainian subsidiary	45	18

Net cash (used in) investing activities	(65)	(196)
Financing Activities:
Net proceeds (payments) on borrowings	534	587
Payment of preferred stock dividends	(12)	—

Net cash provided by financing activities	522	587

Net decrease in cash	(656)	(754)
Effect of exchange rate changes on cash	(22)	130
Cash, at beginning of period	1,226	1,288

Cash, at end of period	$548	$664

Supplemental information:
Cash paid for:
Interest	$164	$151
Taxes	114	93
Non-cash transactions:
Conversion of common stock to preferred stock	230	—
Conversion of preferred stock to common stock	230	—
Conversion of debt to equity	—	152
Common stock issued for investment banking services	—	176

See accompanying notes to condensed consolidated financial statements.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The condensed consolidated balance sheet information as of December 31, 2002 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2002 (the “Form 10-K”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K. Certain prior period balances have been reclassified in the unaudited condensed consolidated financial statements in order to provide a presentation consistent with the current period. AESP, Inc. (“AESP”) and its subsidiaries are collectively referred to herein as the “Company”.

2. U.S. Line of Credit	In January 2003, the Company obtained a six month extension, until July 22, 2003, of a $1.9 million U.S. based line of credit from Commercebank N.A. (“Bank”). On August 15 , 2003, the Company signed an agreement with the Bank to extend the maturity date of the loan until September 30, 2003, with an additional extension until November 30, 2003 if certain milestones regarding minimum paydowns were achieved. The extension agreement was retroactive to July 22, 2003. On October 31, 2003, the Company signed two agreements, one an amendment with the Bank to extend the maturity date on its $1.9 million U.S. based line of credit to April 20, 2004, and a second agreement with KBK Financial, Inc. (“KBK”). The initial funding from KBK was used to fund a permanent reduction in the Company’s line of credit with the Bank. The initial funding under the KBK agreement was $1,220,000, with $70,000 utilized to cover closing expenses and $1,150,000 applied to the Bank’s line of credit. The agreement on the Bank’s line of credit requires an additional payment of at least $100,000 from expected future proceeds of the KBK agreement, to permanently reduce the available balance under the Bank’s line of credit to no more than $650,000 (which will now be due and payable on April 20, 2004). The agreement governing the Bank’s line of credit contains covenants that impose limitations on the Company (including the requirement that any acquisitions be approved by the financial institution), limits the Company’s borrowings based upon a borrowing base formula tied to the carrying value of a limited number of the Company’s accounts receivable and inventory from time to time, and requires the Company to be in compliance with certain financial covenants. If the Company fails to make required payments, or if the Company fails to comply with the various covenants contained in its credit agreement, the lender may be able to accelerate the maturity of any outstanding indebtedness. As of September 30, 2003, the Company was not in compliance with the tangible net worth and leverage covenants contained in the Bank’s line of credit agreement. However, in the recent extension agreement, the Bank waived compliance with the financial covenants contained in the agreement as of September 30, 2003.

In connection with the most recent Bank line of credit extension, the interest rate on the line of credit will be increased to prime + 6% for the period from October 31, 2003 until November 30, 2003, prime + 7% for the period between December 1, 2003 and January 31, 2004, prime + 8% for the period between February 1, 2004 and March 31, 2004 and prime + 9% for the period between April 1, 2004 and April 20, 2004. The Company is currently seeking new financing to replace the remaining balance on the Bank’s line of credit. However, while the Company expects to be able to repay the remaining balance on the line of credit, there can be no assurance that it will be able to do so.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The KBK agreement permits KBK to purchase up to $2 million of certain customer invoices at its discretion. In connection with this agreement, the Company will be paying a fee equal to .8 of 1% earned at the time of purchase and interest at the rate of prime + 2% (with a floor of 7%) until the purchased invoice is paid by the customer. The KBK agreement requires the Company to be in compliance with certain financial covenants computed on the Company’s U.S. operations only. The two-year agreement is terminable by either party upon 30 days notice and immediately by KBK upon default by the Company. In the event of termination by the Company prior to November 2005, a termination fee of up to $40,000 may be due. The Bank and KBK have entered into an intercreditor agreement governing their respective priorities in the assets of the Company securing their respective financings. The Company’s principal stockholders have provided a limited guaranty with respect to the purchased receivables.

In connection with the KBK agreement, the Company paid a $40,000 cash fee and agreed to issue 100,000 shares of its common stock to Newbridge Securities for services in connection with that transaction. This fee will be amortized over the two-year period of this agreement.

The Company may not meet its financial covenants with the Bank and KBK in future periods unless its results of operations substantially improve. While the Company expects to be able to find alternative financing to replace the remaining balance due to the Bank on the line of credit, there can be no assurance that it will be able to do so. The Company believes that its internally generated cash flow from operations including recently instituted operating cost reductions, combined with its new financing agreements, will be sufficient to fund current operations for the next twelve months, provided efforts to increase working capital and to replace the Bank’s line of credit are successful. The Company may also consider selling debt or equity securities in order to meet current and future working capital requirements or to fund future acquisitions. If the Company is unable to replace in full the remaining balance of the line of credit, generate sufficient cash flow from operations or in some other fashion, or reduce expenses to meet its operating requirements, its operations will likely be materially and adversely affected.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Earnings (loss) per share	The following reconciles the components of the (loss) per share (EPS) computation (in thousands, except per share amount):

	2003			2002

	Loss	Shares	Per-Share	Loss	Shares	Per-Share
FOR THE THREE MONTHS ENDED SEPT. 30,	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

(Loss) per common share:
Net (loss)	$(466)	5,975	$(0.08)	$(710)	4,797	$(0.15)
Preferred stock dividends	—	—	—	—	—	—

Net (loss) applicable to common shareholders	(466)	5,975	(0.08)	$(710)	4,797	$(0.15)
Effect of dilutive securities:
Stock options	—	—	—	—	—	—

Net (loss) applicable to common shareholders plus assumed conversions	$(466)	5,975	$(0.08)	$(710)	4,797	$(0.15)

	2003			2002

	Loss	Shares	Per-Share	Loss	Shares	Per-Share
FOR THE NINE MONTHS ENDED SEPT. 30,	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

(Loss) per common share:
Net (loss)	$(1,034)	5,880	$(0.18)	$(1,417)	4,630	$(0.31)
Preferred stock dividends	(12)	—	—	—	—	—

Net (loss) applicable to common shareholders	(1,046)	5,880	(0.18)	$(1,417)	4,630	$(0.31)
Effect of dilutive securities:
Stock options	—	—	—	—	—	—

Net (loss) applicable to common shareholders plus assumed conversions	$(1,046)	5,880	$(0.18)	$(1,417)	4,630	$(0.31)

Vested options to purchase 2,378,000 shares of common stock at $0.81 — $3.69 per share, were outstanding at September 30, 2003, but were not included in the computation of diluted EPS for the three and nine months ended September 30, 2003, as they are anti-dilutive due to the Company’s loss.

Vested options to purchase 20,000 shares, 91,450 shares, 332,401 shares and 19,000 shares of common stock at $3.69, $2.13, $1.75 and $2.86 per share, respectively, were outstanding during 2002, but were not included in the computation of diluted EPS as they are anti-dilutive due to the Company’s loss.

4. Goodwill	The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Upon adoption of SFAS No. 142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations and to make any necessary reclassifications in order to conform with new criteria for recognition apart from goodwill.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Based on projected future cash flows of each of the Company’s reporting units for which it carried goodwill on its books and records, and a comparison to each reporting unit’s carrying amount as of January 1, 2002, the Company did not record any goodwill impairment. In addition, the Company performed its required annual impairment test of goodwill as of December 31, 2002 and did not record any goodwill impairment. As of September 30, 2003, the Company has approximately $643,000 of goodwill arising from prior years’ acquisitions of its Lanse and Intelek reporting units, both of which reported net income for the nine months ended September 30, 2003.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Common Stock	The Company’s common stock is listed on the Nasdaq SmallCap Market and the Company is required to comply with the Nasdaq SmallCap Marketplace Rules. One of those rules requires that the Company obtain shareholder approval of issuances of more than 20% of the Company’s outstanding shares of common stock before issuance. The Company’s 2002 private placement, in which shares of the Company’s authorized but unissued common stock equal to 24.8% of the Company’s then outstanding common stock were issued, did not comply with the Nasdaq Marketplace Rules. In order to correct the Company’s violation of the rule, the Company, effective January 16, 2003, with the consent of Nasdaq, exchanged 230,000 shares of common stock sold in the private placement for an equal number of the Company’s Series A preferred stock. The preferred stock, which had a 10% per annum coupon and required the Company to pay a dividend of at least 5% for such period as it was outstanding, was automatically converted back into common stock upon the Company’s shareholders’ approval of the common share issuances at a special shareholders’ meeting held on March 26, 2003.

6. Operating Segments	The Company’s operations, consisting of sales of network and connectivity products, are handled by each of its subsidiaries operating in their respective countries. Accordingly, management operates its business based on a geographic basis, whereby sales and related data are attributed to the AESP entity that generates such revenues. Segment information is presented below for each significant geographic region (in thousands).

		Western
	United States	Europe	Elimination	Total

Three months ended Sept. 30, 2003:
Sales to unaffiliated customers	$4,049	$3,657	$—	$7,706
Transfers between geographical areas	366	—	(366)	—

Total sales	4,415	3,657	(366)	7,706

Operating income (loss)	(105)	(408)	68	(445)
Income (loss) before income taxes	(135)	(397)	68	(464)
Identifiable assets	6,774	7,543	(1,460)	12,857
Three months ended Sept. 30, 2002:
Sales to unaffiliated customers	$3,055	$3,833	$—	$6,888
Transfers between geographic areas	444	—	(444)	—

Total sales	3,499	3,833	(444)	6,888

Operating income	(365)	(450)	22	(793)
Income (loss) before income taxes	(380)	(358)	22	(716)
Identifiable assets	7,376	7,547	(2,009)	12,914
Nine months ended Sept. 30, 2003:
Sales to unaffiliated customers	$11,742	$11,468	$—	$23,210
Transfers between geographical areas	1,769	—	(1,769)	—

Total sales	13,511	11,468	(1,769)	23,210

Operating income (loss)	(370)	(823)	55	(1,138)
Income (loss) before income taxes	(415)	(751)	55	(1,111)
Identifiable assets	6,774	7,543	(1,460)	12,857
Nine months ended Sept. 30, 2002:
Sales to unaffiliated customers	$10,188	$10,981	$—	$21,169
Transfers between geographic areas	1,504	—	(1,504)	—

Total sales	11,692	10,981	(1,504)	21,169

Operating income	(1,052)	(397)	(3)	(1,452)
Income (loss) before income taxes	(1,114)	(236)	(3)	(1,353)
Identifiable assets	7,376	7,547	(2,009)	12,914

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Identifiable assets are those assets that are identified with the operations based in each geographic area. Foreign sales, including foreign sales of AESP, for the three months ended September 30, 2003 and 2002, approximated 60% and 61%, respectively, of consolidated revenues. Foreign sales, including foreign sales of AESP, for the nine months ended September 30, 2003 and 2002, approximated 63% and 62%, respectively, of consolidated revenues.

No supplier accounted for more than 10% of consolidated purchases in the three and nine months ended September 30, 2003 and 2002.

Sales by the Company’s United States business segment to its exclusive distributor in Russia, amounted to approximately 12% of net sales for the three months ended September 30, 2003 and approximately 12% of net sales for the nine months ended September 30, 2003. No customer accounted for more than 10% of net sales in the three and nine months ended September 30, 2002.

7. Warrant Dividend	In June 2003, the Company distributed, to the holders of its outstanding common stock (the “Warrant Dividend”), as of the record date of April 10, 2003, on a pro-rata basis, common stock purchase warrants to purchase one share of common stock for each share owned as of the record date (the “Warrants”). The Warrants are non-transferable. The Warrant exercise period commenced on September 23, 2003, which was the date following the effectiveness of a registration statement registering the sale of the shares of common stock underlying the Warrants (the “Warrant Effective Date”) and will continue for a period of one-year thereafter. The exercise price of the Warrants will be as follows:

• For the 90 day period following the Warrant Effective Date (until December 22, 2003), the Warrants will be exercisable at an exercise price of $1.50 per share,

• For the subsequent 90 day period (until March 22, 2004) following the completion of the 90 day period referred to above, the Warrants will be exercisable at an exercise price of $2.50 per share, and

• For the balance of the term of the Warrants (until September 23, 2004), the Warrants will be exercisable at an exercise price of $5.50 per share.

The Company reserves the right to reduce the warrant exercise price or increase the term of the warrants in the sole discretion of its board of directors.

Any proceeds received by the Company from the exercise of the Warrants will be used for general working capital purposes or for acquisitions.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	Stock Based Compensation	The Company has granted stock options to key employees and directors under stock option plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees”, as amended and interpreted. Stock-based employee compensation cost is not reflected in net loss as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting For Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share amounts):

	2003	2002

THREE MONTHS ENDED SEPTEMBER 30,
Net income (loss) applicable to common shareholders as reported	$(466)	$(710)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits	(26)	(36)

Pro forma net income (loss) applicable to common shareholders	$(492)	$(746)

Basic income (loss) per share as reported	$(.08)	$(.15)

Basic income (loss) per share – pro forma	$(.08)	$(.16)

Diluted income (loss) per share as reported	$(.08)	$(.15)

Diluted income (loss) per share – pro forma	$(.08)	$(.16)

	2003	2002

NINE MONTHS ENDED SEPTEMBER 30,
Net income (loss) applicable to common shareholders as reported	$(1,046)	$(1,417)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits	(271)	(575)

Pro forma net income (loss) applicable to common shareholders	$(1,317)	$(1,992)

Basic income (loss) per share as reported	$(.18)	$(.31)

Basic income (loss) per share – pro forma	$(.22)	$(.43)

Diluted income (loss) per share as reported	$(.18)	$(.31)

Diluted income (loss) per share – pro forma	$(.22)	$(.43)

SFAS No. 123 requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company’s employee stock options had been determined in accordance with the fair value based method in SFAS No. 123. The Company estimates the fair value of each stock option by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the nine months ended September 30, 2003 and 2002, respectively: no dividend yield percent; expected volatility of 111.6% and 115.0%; weighted average risk-free interest rates of approximately 4.8% and 4.8%; and expected lives of 5-9 and 5-9 years. There were no stock option grants in the three months ended September 30, 2003 and 2002.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	Recent Accounting Pronouncements	In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. On October 9, 2003, the FASB issued FASB Staff Position No. FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003. This deferral applies only if 1) the variable interest entity was created before February 1, 2003 and 2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN 46. The adoption of FIN 46 is not expected to have a material impact on the Company’s consolidated financial position, liquidity or results of operations.

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

In May 2003, the FASB issued SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable noncontrolling (minority) interests which, on October 29, 2003, the FASB decided to defer indefinitely. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”. The Company does not participate in such transactions, however, it is evaluating the effect, if any, of this new pronouncement and will adopt FASB 150 within the prescribed time.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION SET FORTH IN “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” IN THE FORM 10-K.

Critical Accounting Policies

     The Company’s consolidated financial statements contained in the Form 10-K include a summary of the significant accounting policies and methods used in the preparation of the financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of its financial statements.

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

     The Company includes shipping and handling fees billed to customers as revenues. Costs of sales include outbound freight and preparing customers’ orders for shipment. Included in net sales in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2003, and 2002 are shipping and handling fees of $143,000 and $139,000, respectively. Included in net sales in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2003, and 2002 are shipping and handling fees of $592,000 and $496,000, respectively.

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

Stock-Based Compensation

     The Company has granted stock options to key employees and directors under stock option plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees”, as amended and interpreted. Stock-based employee compensation cost is not reflected in net loss as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting For Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share amounts):

	2003	2002

THREE MONTHS ENDED SEPTEMBER 30,
Net income (loss) applicable to common shareholders as reported	$(466)	$(710)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits	(26)	(36)

Pro forma net income (loss) applicable to common shareholders	$(492)	$(746)

Basic income (loss) per share as reported	$(.08)	$(.15)

Basic income (loss) per share – pro forma	$(.08)	$(.16)

Diluted income (loss) per share as reported	$(.08)	$(.15)

Diluted income (loss) per share – pro forma	$(.08)	$(.16)

	2003	2002

NINE MONTHS ENDED SEPTEMBER 30,
Net income (loss) applicable to common shareholders as reported	$(1,046)	$(1,417)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits	(271)	(575)

Pro forma net income (loss) applicable to common shareholders	$(1,317)	$(1,992)

Basic income (loss) per share as reported	$(.18)	$(.31)

Basic income (loss) per share – pro forma	$(.22)	$(.43)

Diluted income (loss) per share as reported	$(.18)	$(.31)

Diluted income (loss) per share – pro forma	$(.22)	$(.43)

     SFAS No. 123 requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company’s employee stock options had been determined in accordance with the fair value based method in SFAS No. 123. The Company estimates the fair value of each stock option by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the nine months ended September 30, 2003 and 2002, respectively: no dividend yield percent; expected volatility of 111.6% and 115.0%; weighted average risk-free interest rates of approximately 4.8% and 4.8%; and expected lives of 5-9 and 5-9 years. There were no stock option grants in the three months ended September 30, 2003 and 2002.

Results of Operations

Three months ended September 30, 2003 and 2002

     For the three months ended September 30, 2003, the Company recorded net sales of $7.7 million, an increase of $818,000 or 11.9%, compared to net sales of $6.9 million for the three months ended September 30, 2002. A significant factor in the sales increase was the lower value of the U.S. dollar during the three months ended September 30, 2003 compared to the same period in 2002. The conversion of local currency sales in Western Europe to their U.S. dollar equivalent yielded additional sales of $253,000 in the current quarter compared to the second quarter of 2002. After giving effect to the currency conversion differences, sales increases were posted by the Company’s U.S. operations in the amounts of $995,000. The Company’s German, Czech Republic, Norwegian and Swedish offices recorded sales declines of $144,000, $113,000, $113,000 and $59,000, respectively, net of the currency conversion. In the United States, sales to the Company’s Russian distributor, which is its largest customer, increased $649,000 during the quarter ended September 30, 2003, compared to the quarter ended September 30, 2002, from $446,000 to $1,095,000. Additionally, sales in the U.S. increased during the third quarter of 2003 due to initial shipments to several new customers. The Company’s European markets were adversely affected by the weak economy, which led to reductions in unit sales. Sales prices in those markets were relatively unchanged. Further, the Norwegian market’s unit volume suffered from a competitive situation involving former employees who established a competing company.

     Cost of sales for the three months ended September 30, 2003 was $5.5 million, compared to cost of sales of $5.0 million for the three months ended September 30, 2002. Consistent with the rise in sales, a substantial portion of the increase of $532,000 in cost of sales was the result of the weakening U.S. dollar. The conversion of local currency cost of sales resulted in an increase of approximately $171,000 solely related to the change in exchange rates from the third quarter of 2002 to the same period in 2003. Further, cost of sales rose in the current quarter due to the sales increase posted by the Company’s U.S. operations.

     The increases recorded in sales and cost of sales led to an increase in gross profit in the current quarter of $286,000 and a slight rise in gross profit percentage, from 27.4% for the three months ended September 30, 2002 to 28.2% for the three months ended September 30, 2003. In the U.S., the gross profit percentage did not change significantly. On a local European office level, significant changes in gross profit percentage (net of currency conversion differences) were realized by each office. The German gross profit percentage increased from -10.0% last year to 23.2% in the current quarter. This variation was primarily due to an inventory impairment charge of approximately $138,000 recorded in the third quarter of 2002. The Czech Republic gross profit percentage increased from 17.0% last year to 21.0% in the current quarter as a result of a change in the sales mix to higher margin products in the third quarter of 2003. Norway’s gross profit percentage declined from 42.4% last year to 37.9% in the current quarter due to the combination of lower sales coupled with fixed overhead levels. The gross profit in Sweden declined from 37.4% last year to 27.9% in 2003 as a result of a higher concentration in 2003 of sales of relatively lower margin items. In the quarter ended September 30, 2002, the Company recorded an inventory obsolescence provision of $157,000. No provision for inventory obsolescence was recorded in the quarter ended September 30, 2003.

     Selling, general and administrative (“S,G & A”) expenses decreased from $2.7 million in the three months ended September 30, 2002 to $2.6 million in the three months ended September 30, 2003. Two offsetting factors contributed to the variation. An increase in S,G & A expenses was caused by the change in the value of the U.S. dollar compared to foreign currencies and the effect of that change when converting to U.S. dollar equivalents. For the second quarter of 2003, that effect led to an increase in S,G & A expenses of approximately $90,000 when compared to the second quarter of 2002. Conversely, a reduction in S,G & A expenses was posted through expense reduction efforts, for example, the U.S operations instituted mandatory salary reductions and certain personnel cuts in July, 2003. These efforts yielded savings in excess of $100,000 in the third quarter of 2003.

     Neither third quarter period contains amortization of goodwill. The amortization of intangible assets was discontinued on January 1, 2002 as the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. At December 31, 2002, the Company completed its annual goodwill impairment test, determining that it had no impairment of goodwill at that date. The Company will continue to assess the value of its goodwill during 2003 and future periods.

     As a result of the above factors, the loss from operations for the three months ended September 30, 2003 was $445,000, compared to a loss from operations of $793,000 for the three months ended September 30, 2002.

     Interest, net for the three months ended September 30, 2003 was relatively unchanged from the amount recorded for the third quarter last year. For the current quarter, the Company recorded interest expense of $67,000 and $2,000 of interest income. For the three months ended September 30, 2002, the Company posted interest expense of $60,000 and interest income of $7,000.

     Other income decreased from $130,000 for the three months ended September 30, 2002 to $46,000 for the three months ended September 30, 2003. For the third quarter of 2002, other income consisted primarily of $105,000 recorded as exchange rate gains due to the weakness of the U.S. dollar against foreign currencies in the countries where the Company conducts operations, namely Norway, Sweden, Germany and the Czech Republic. For 2003, other income consisted primarily of $6,000 in exchange rate gains and $21,000 recorded on the sale of marketable equity securities.

     The loss before income taxes for the three months ended September 30, 2003 was $464,000, compared to a loss before income taxes of $716,000 for the three months ended September 30, 2002.

     For the three months ended September 30, 2003, the Company recorded a provision for income taxes of $2,000, compared to a credit for income taxes of $6,000 for the three months ended September 30, 2002. Realization of substantially all of the Company’s deferred tax assets resulting from the available net operating loss carryforwards and other net temporary differences is not considered more likely than not and accordingly a valuation allowance has been provided for the full amount of such assets. The Company anticipates that its consolidated effective tax rate in future periods will be impacted by which of its businesses are profitable in any such future period and if the Company will be able to take advantage of its U.S. net operating loss carry forwards to affect taxable income in such periods.

     As a result of the foregoing factors, the Company incurred a net loss of $466,000 for the three months ended September 30, 2003, compared to a net loss of $710,000 for the three months ended September 30, 2002. For the three months ended September 30, 2003, the loss per common share, both basic and diluted was $.08, compared to a basic and diluted loss per common share of $.15 for the three months ended September 30, 2002. Weighted average shares outstanding were 5,975,000 (basic and diluted) for the three months ended September 30, 2003 and 4,797,000 (basic and diluted) for the three months ended September 30, 2002.

Nine months ended September 30, 2003 and 2002

     For the nine months ended September 30, 2003, the Company recorded net sales of $23.2 million, an increase of approximately $2.0 million or 9.4%, compared to net sales of $21.2 million for the nine months ended September 30, 2002. The most significant factor in the sales increase was the lower value of the U.S. dollar during the nine months ended September 30, 2003 compared to the same period in 2002. The conversion of local currency sales in Western Europe to their U.S. dollar equivalent yielded additional sales of $1,616,000 in the current nine month period compared to the same period of 2002. After giving effect to the currency conversion differences, a sales increase was posted by the Company’s U.S. operations in the amount of $1,555,000. Net of the currency conversion effect, sales for the Company’s German and Czech Republic offices were unchanged. The Company’s Norwegian and Swedish offices recorded sales declines of $868,000 and $253,000, respectively, net of the currency conversion. In the United States, sales to the Company’s Russian distributor, which is its largest customer, increased $979,000 during the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, from $1.8 million to $2.8 million. Otherwise, sales in the U.S. showed modest gains of about 5% due to initial shipments to several new customers. The Company’s Norwegian and Swedish markets were adversely affected by the weak economy in Scandanavia, which led to reductions in unit sales. Sales prices in those markets were relatively unchanged. Further, the Norwegian market’s unit volume suffered from a competitive situation involving former employees who established a competing company.

     Cost of sales for the nine months ended September 30, 2003 was $16.2 million, compared to cost of sales of $14.9 million for the nine months ended September 30, 2002. Consistent with the rise in sales, this increase of $1.3 million in cost of sales was primarily the result of the weakening U.S. dollar. The conversion of local currency cost of sales resulted in an increase of approximately $1,150,000 solely related to the change in exchange rates from the first nine months of 2002 compared to the same period in 2003.

The increases recorded in sales and cost of sales led to an increase in gross profit in the current nine month period of $770,000 and a slight rise in gross profit percentage, from 29.6% for the nine months ended September 30, 2002 to 30.3% for the nine months ended September 30, 2003. In the U.S., the gross profit percentage increased from 28.9% in the 2002 nine month period to 30.2% in the current nine month period. The increase was primarily due to a significant reduction in operations at the Company’s Pennsylvania facility, which is expected to yield expense savings of approximately $400,000 in 2003. On a local European office level, a significant change in gross profit percentage (net of currency conversion differences) was recorded by the German office. The German gross profit percentage increased from 16.5% last year to 23.9% in the current period. This variation was primarily due to an inventory impairment charge of approximately $138,000 recorded in the third quarter of 2002. In the nine months ended September 30, 2002, the Company recorded an aggregate inventory obsolescence provision of $157,000. No provision for inventory obsolescence was recorded in the nine months ended September 30, 2003.

     Selling, general and administrative (“S,G & A”) expenses increased from $7.7 million in the nine months ended September 30, 2002 to $8.2 million in the nine months ended September 30, 2003. Consistent with other lines in the income statement, the increase in S,G & A expenses was fueled primarily by the change in the value of the U.S. dollar compared to foreign currencies and the effect of that change when converting to U.S. dollar equivalents. For the first nine months of 2003, that effect led to an increase in S,G & A expenses of approximately $612,000 when compared to the first nine months of 2002. After accounting for the currency change, S,G & A expenses were relatively constant on a consolidated and local office level. Generally, increases in insurance costs and sales and marketing expenses, were offset by decreases in the non-sales workforce, both in the U.S. and overseas, along with their related expenses. In addition, the U.S. operating results reflected the mandatory salary reduction plan instituted in July 2003.

     Neither nine month period contains amortization of goodwill. The amortization of intangible assets was discontinued on January 1, 2002 as the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. At December 31, 2002, the Company completed its annual goodwill impairment test, determining that it had no impairment of goodwill at that date. The Company will continue to assess the value of its goodwill during 2003 and future periods in accordance with the accounting rules.

     As a result of the above factors, the loss from operations for the nine months ended September 30, 2003 was $1,138,000, compared to a loss from operations of $1,452,000 for the nine months ended September 30, 2002.

     Interest, net for the nine months ended September 30, 2003 was ($153,000) compared to ($151,000) for the nine months ended September 30, 2002. For the current nine months, the Company recorded interest expense of $164,000 and interest income of $11,000. For the nine months ended September 30, 2002, the Company posted interest expense of $168,000 and interest income of $17,000.

     Other income decreased from $250,000 for the nine months ended September 30, 2002 to $180,000 for the nine months ended September 30, 2003. For the first nine months of 2002, other income consisted primarily of $210,000 recorded as exchange rate gains due to the weakness of the U.S. dollar against foreign currencies in the countries where the Company conducts operations, namely Norway, Sweden, Germany and the Czech Republic. For 2003, other income consisted primarily of $70,000 in exchange rate gains and $39,000 recorded on the sale of marketable equity securities.

     The loss before income taxes for the nine months ended September 30, 2003 was $1,111,000, compared to a loss before income taxes of $1,353,000 for the nine months ended September 30, 2002.

     The credit for income taxes recorded for the nine months ended September 30, 2003 of $77,000 consists primarily of the resolution of a $155,000 provision recorded in 2002 as a preliminary assessment for an income tax audit at the Company’s German subsidiary. The audit was completed in the second quarter of 2003 and the final assessment of $25,000, which the Company has paid, was less than anticipated. The remainder of the 2003 amount consists of income taxes recorded on the Company’s Czech Republic operations, which posted a pretax profit in the 2003 period. For the nine months ended September 30, 2002 a tax provision was recorded on those European subsidiaries that recorded profitable operations for that period, Norway and the Czech Republic. Realization of substantially all of the Company’s deferred tax assets resulting from the available net operating loss carryforwards and other net temporary differences is not considered more likely than not and accordingly a valuation allowance has been provided for the full amount of such assets. The Company anticipates that its consolidated effective tax rate in future periods will be impacted by which of its businesses are profitable in any such future period and if the Company will be able to take advantage of its U.S. net operating loss carryforwards to affect taxable income in such periods.

As a result of the foregoing factors, the Company incurred a net loss of $1,034,000 for the nine months ended September 30, 2003, compared to a net loss of $1,417,000 for the nine months ended September 30, 2002. After preferred stock dividends, the net loss applicable to common shareholders for the nine months ended September 30, 2003 was $1,046,000. For the nine months ended September 30, 2003, the loss per common share, both basic and diluted was $.18, compared to basic and diluted loss per common share of $.31 for the nine months ended September 30, 2002. Weighted average shares outstanding were 5,880,000 (basic and diluted) for the nine months ended September 30, 2003 and 4,630,000 (basic and diluted) for the nine months ended September 30, 2002.

Liquidity & Capital Resources

     Historically, the Company has primarily financed its operations with cash flow from operations, borrowings under available lines of credit and sales of equity securities.

     At September 30, 2003, the Company’s working capital was $.8 million, a decrease from working capital of $1.7 million at December 31, 2002. Similarly, the Company’s current ratio was 1.08 at September 30, 2003, compared to 1.18 at December 31, 2002. The balance sheet line items with the most significant changes from December 31, 2002 to September 30, 2003 were the following:

	2003	2002

Cash	$548,000	$1,226,000

Cash declined as funds were used during 2003 to fund the Company’s operating losses and to pay down the U.S. line of credit by $153,000.

	2003	2002

Inventory	$4,991,000	$5,500,000

Inventory in the U.S. operations decreased by approximately $300,000 as the result of efforts begun during third quarter of 2003 to increase cash flow through improved inventory management.

	2003	2002

Other assets	$397,000	$122,000

The increase in other assets was due to a security deposit of $263,000 paid by the Company’s Norwegian subsidiary to its landlord in 2003.

	2003	2002

Accounts payable	$5,193,000	$4,499,000
Customer deposits and other	$554,000	$820,000

In the first nine months of 2003, approximately $250,000 of advance payments received in 2002 from a customer were applied to current year shipments. These deposits had been utilized in 2002 to reduce accounts payable, therefore the application of such funds to shipments resulted in an increase in accounts payable as supplier invoices were received and recorded. Further, purchases increased in 2003 in the U.S. to support the higher sales levels, thereby increasing accounts payable.

	2003	2002

Accrued expenses	$345,000	$928,000

The decrease at September 30, 2003 is primarily due to two items. First, in the U.S., accruals for professional fees were reduced by $130,000 as related invoices were received and paid. Secondly, there was a decrease in the liability for the value-added tax (“V.A.T.”) in Germany. This V.A.T. liability is offset by a like asset in accounts receivable due to the goods that are generating the tax being classified as resale items and therefore, when settled with the local government in 2003, the tax generated by the vendor invoice is offset by the tax due from the customer.

	2003	2002

Income taxes payable	$14,000	$233,000

The decrease in income taxes payable is primarily due to two factors. First in 2002, the Company recorded a provision of $155,000 as a result of a preliminary assessment on a tax audit at its German subsidiary. In the second quarter of 2003, the audit was completed and the assessment, which the Company has paid, was significantly less than anticipated. Accordingly, the provision was adjusted in 2003. Second, the Company’s Czech Republic subsidiary, Intelek, made an approximate $60,000 payment in 2003 for income taxes due on 2002 income.

     For the nine months ended September 30, 2003, $1,113,000 of cash was used in operations. The primary reason for the use of cash in 2003 was the net loss of $1,034,000, the payment of the Norwegian security deposit of $263,000 and a reduction in accounts payable and accrued expenses of $457,000 offset by a decrease in inventory of $674,000. Net cash used by investing activities was $65,000, primarily due to additions, net to property and equipment of $108,000. Cash of $522,000 was provided by financing activities, primarily due to line of credit drawdowns by the Company’s Norwegian and Swedish subsidiaries offset by a net paydown on the U.S. line of credit of $153,000. As a result of the foregoing, the Company’s cash position decreased $656,000 between December 31, 2002 and September 30, 2003. That decrease, combined with a decline of $22,000 attributable to the effects of exchange rate changes on cash, produced an overall decrease in cash of $678,000. The Company is continuing efforts to improve its cash position through personnel and other expense reductions, increasing sales and collections of accounts receivable and selected inventory reductions.

     In January 2003, the Company obtained a six month extension, until July 22, 2003, of a $1.9 million U.S. based line of credit from Commercebank N.A. (“Bank”). On August 15 , 2003, the Company signed an agreement with the Bank to extend the maturity date of the loan until September 30, 2003, with an additional extension until November 30, 2003 if certain milestones regarding minimum paydowns were achieved. The extension agreement was retroactive to July 22, 2003. On October 31, 2003, the Company signed two agreements, one an amendment with the Bank to extend the maturity date on its $1.9 million U.S. based line of credit to April 20, 2004, and a second agreement with KBK Financial, Inc. (“KBK”). The initial funding from KBK was used to fund a permanent reduction in the Company’s line of credit with the Bank. The initial funding under the KBK agreement was $1,220,000, with $70,000 utilized to cover closing expenses and $1,150,000 applied to the Bank’s line of credit. The agreement on the Bank’s line of credit requires an additional payment of at least $100,000 from expected future proceeds of the KBK agreement, to permanently reduce the available balance under the Bank’s line of credit to no more than $650,000 (which will now be due and payable on April 20, 2004). See Note 2 of Notes to condensed Consolidated Financial Statements for information regarding the terms of the most recent agreements. Borrowings under the Bank and KBK agreements are based on specific percentages of receivables and inventories and are secured by liens on the Company’s U.S. assets, including accounts receivable and inventories. The Bank line of credit is also guaranteed by the Company’s principal shareholders, who have pledged a portion of the shares of the Company’s common stock that they own to secure their respective guarantees. The KBK agreement is guaranteed, on a limited basis, by the Company’s principal shareholders. Under the terms of the loan agreements, the Company is required to comply with certain affirmative and negative covenants and to maintain certain financial benchmarks and ratios during future periods. As of September 30, 2003, the Company was not in compliance with the tangible net worth and leverage covenants under the Bank’s line of credit. However, in the recent extension agreement, the Bank waived compliance with the financial covenants contained in the agreement as of September 30, 2003. Additionally, the Company may not meet its financial covenants in future periods unless its results of operations substantially improve.

     The Company is obligated to meet certain affirmative, negative and financial covenants under the agreements with its lenders. Affirmative covenants include a requirement that the Company deliver quarterly and annual financial statements and other reports to its lenders within prescribed time periods and provide prompt notice of any material legal proceeding that is brought against the Company. Negative covenants include an obligation that the Company’s lender approve the creation of new subsidiaries, any liquidations, any change of control including mergers and disposition of significant assets, any additional indebtedness for borrowed money over a certain limit, any liens on assets or any loan guarantees, any acquisitions and any transfers of assets or loans and advances to an affiliate that would have a material adverse effect. Financial covenants under the Bank’s line of credit require the Company, on a consolidated basis, to meet a minimum tangible net worth and a maximum debt to tangible net worth ratio at the end of each fiscal quarter. Financial covenants under the KBK agreement require the Company’s U.S. operations to meet a minimum current ratio and tangible net worth and not exceed a certain dilution percent on its accounts receivable at the end of each month.

     The Company was not in violation of any of the non-financial affirmative or negative covenants at September 30, 2003. However, the Company was in violation at September 30, 2003 of the financial covenants contained in the line of credit, and such violation has been waived by the Bank. Further, the Company has, in a significant number of recent quarters violated one or more of the required financial covenants, and anticipates that it may continue to violate such financial covenants in future quarters if its results of operations do not substantially improve. While there can be no assurance, the Company believes that its lenders will continue to waive such future financial covenant violations during future periods. If the Company’s lenders don’t waive such future covenant violations, and seeks to foreclose on the assets securing the borrowings, it would likely have a material and adverse effect on the Company’s business. As of September 30, 2003, $1,740,000 was outstanding under the Bank’s line of credit line and $160,000 was available for borrowing based on applicable borrowing base formulas.

     The Company’s foreign subsidiaries also have various lines of credits available for their operations. At September 30, 2003, an aggregate of $1,211,000 was outstanding under these lines of credit and $660,000 was available for borrowing under these agreements.

     The Company believes that revenue growth requires working capital to support the increased levels of inventory necessary to meet customer demands and to support accounts receivable generated from increased sales. The Company further believes that its internally generated cash flow from operations, combined with borrowings available under its lines of credit and the KBK agreement, will be sufficient to fund current operations for the next twelve months, provided the Company’s efforts to increase its working capital and to completely payoff its U.S. line of credit are successful. As a result of reducing operations at its facility in Pennsylvania during the latter part of 2002, the Company expects to realize expense savings of approximately $400,000 during 2003. Further, the Company recently announced additional U.S. expense reductions effective July 1, 2003, including across-the-board salary reductions, which are expected to reduce U.S. overhead by more than $500,000 per annum. The Company may also consider selling debt or equity securities in order to meet its current and future working capital requirements or to fund future acquisitions, including shares issuable upon the exercise of the warrants issued in the Warrant Dividend (see Note 7 of Notes to Condensed Consolidated Financial Statements for a description of the Warrant Dividend). If the Company is unable to generate sufficient cash flow from operations or in some other fashion, or reduce its expenses, its operations likely will be materially and adversely affected.

     The Company does not believe that inflation has had a material effect on its financial condition or operating results for the last several years, as the Company has historically been able to pass along increased costs in the form of adjustments to the prices it charges to its customers.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. On October 9, 2003, the FASB issued FASB Staff Position No. FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003. This deferral applies only if 1) the variable interest entity was created before February 1, 2003 and 2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN 46. The adoption of FIN 46 is not expected to have a material impact on the Company’s consolidated financial position, liquidity or results of operations.

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

     In May 2003, the FASB issued SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatorily redeemable noncontrolling (minority) interests which, on October 29, 2003, the FASB decided to defer indefinitely. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”. The Company does not participate in such transactions, however, it is evaluating the effect, if any, of this new pronouncement and will adopt FASB 150 within the prescribed time.

Item 3. QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates, and as a global company, the Company also faces exposure to adverse movements in foreign currency exchange rates.

     The Company’s earnings are affected by changes in short-term interest rates as a result of its lines of credit. If short-term interest rates averaged 2% more in the three months ended September 30, 2003 and 2002, the Company’s interest expense and loss before taxes would have increased by $17,000 and $6,000, respectively. If short-term interest rates averaged 2% more in the nine months ended September 30, 2003 and 2002, the Company’s interest expense and loss before taxes would have increased by $41,000 and $34,000, respectively.

     The Company’s revenues and net worth are affected by foreign currency exchange rates due to having subsidiaries in Norway, Sweden, Germany and the Czech Republic. While the Company’s sales to its subsidiaries are denominated in U.S. dollars, each subsidiary owns assets and conducts business in its local currency. Upon consolidation, the subsidiaries’ financial results are impacted by the value of the U.S. dollar compared to the value of the currency in the jurisdiction where the subsidiaries do business. A uniform 10% strengthening as of September 30, 2003 and 2002 in the value of the dollar would have resulted in reduced revenues of $366,000 and $343,000 for the three months ended September 30, 2003 and 2002, respectively. A uniform 10% strengthening as of September 30, 2003 and 2002 in the value of the dollar would have resulted in reduced revenues of $1,147,000 and $1,100,000 for the nine months ended September 30, 2003 and 2002, respectively. A uniform 10% strengthening as of September 30, 2003 and 2002 in the value of the dollar would have resulted in a reduction of the Company’s consolidated net worth of $121,000 and $272,000, respectively. The Company finds it impractical to hedge foreign currency exposure and, as a result, will continue to experience foreign currency gains and losses.

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

     (b)  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company, have been detected.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     On August 12, 2003, the Company held its 2003 annual meeting of shareholders. At the meeting, the shareholders elected the following five persons to serve on the Company’s Board of Directors until their successors are elected and qualified:

	Votes for	Votes against	Votes abstaining

Slav Stein	4,253,264	0	69,726
Roman Briskin	4,253,264	0	69,726
Terrence R. Daidone	4,253,264	0	69,726
William B. Coldrick	4,253,264	0	69,726
Leonard Sokolow	4,253,264	0	69,726

     At the meeting, the Company’s shareholders also approved the adoption of the Company’s 2003 Stock Option Plan, with 2,022,075 shares voted in favor, 152,291 shares voted against and 56,400 shares abstaining.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

10.1	Account Transfer and Purchase Agreement signed October 31, 2003 by and between AESP, Inc. and KBK Financial, Inc. and Addendum thereto.

10.2	Limited Guaranty signed October 30, 2003 by Slav Stein, President and Chief Executive Officer and Roman Briskin, Executive Vice President.

10.3	Sixth Amendment to Loan Agreement dated October 31, 2003 by and between AESP, Inc. and Commercebank, N.A.

10.4	Renewal Promissory Note dated October 31, 2003 by and between AESP, Inc. and Commercebank, N.A.

10.5	Intercreditor Agreement dated October 31, 2003 by and between KBK Financial, Inc. and Commercebank, N.A.

31.1	Certification of Slav Stein, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of John F. Wilkens, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Slav Stein, President and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of John F. Wilkens, Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

     The Company filed a Form 8-K on August 18, 2003, to report the Company entered into a Fifth Amendment to Loan Agreement with its current lender, Commercebank, N.A. and issued a press release announcing its financial results for the three and six month periods ended June 30, 2003.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AESP, INC.

By: /s/ SLAV STEIN
Slav Stein
President and Chief Executive Officer

By: /s/ JOHN F. WILKENS
John F. Wilkens
Chief Financial and Accounting Officer

Dated: November 14, 2003