Form 10-K
period 2003-12-31
AESP INC
filed 2004-04-01
CIK 1026744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
Commission File No. 000-12739

AESP, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	59-2327381

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1810 N.E. 144th Street North Miami, Florida	33181

(Address of Principal Executive Offices)	(Zip Code)

(305) 944-7710

(Registrant’s Telephone Number, Including Area Code)

SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:

Title of Each Class	Name of Each Exchange On Which Registered

None	N/A

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

Common Stock $.001 Par Value

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing bid price of the Company’s common stock, $.001 par value per share (the “Common Stock”) as of June 27, 2003 of $.63 per share (as reported on the NASDAQ SmallCap Market), was approximately $2,798,197. There is no non-voting stock.

     The number of shares of the Company’s Common Stock which were outstanding as of March 26, 2004 was 6,143,596.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

AESP, INC.

i

Forward-looking statements

     Unless the context otherwise requires, references to “AESP, Inc.,” “AESP,” “The company,” “we,” “our” and “us” in this Annual Report on Form 10-K includes AESP, Inc. and its subsidiaries. The matters discussed in this annual report on Form 10-K contain or may contain forward-looking statements about such matters as our operations, our financial performance and our prospects within the meaning of Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These forward-looking statements involve risks, uncertainties, and assumptions, including, in addition to those described below, in “Risk Factors Related to Our Operations,” in “Risk Factors Related to Our Financial Condition And Results Of Operations,” and elsewhere in this annual report on Form 10-K:

•	the Company’s ability to refinance its remaining U.S. line of credit, which is currently due April 20, 2004,

•	competition from other manufacturers and distributors of computer networking products both nationally and internationally,

•	Our ability to generate sales of our products at sufficient gross margins to operate our business on a cash flow and profitable basis,

•	the balance of the mix between original equipment manufacturer sales (which have comparatively lower gross profit margins with lower expenses) and networking sales (which have comparatively higher gross profit margins with higher expenses) from period to period,

•	our dependence on third parties for manufacturing and assembly of products, and

•	the absence of supply agreements.

These and additional factors are discussed herein.

     You should carefully consider the information incorporated by reference, and information that we file with the Securities and Exchange Commission (“SEC”) from time to time. The words “may,” “will,” “expect,” “anticipate,” “believe,” “continue,” “estimate,” “project,” “intend,” and similar expressions used in this Form 10-K are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.

PART I

ITEM 1. BUSINESS.

THE COMPANY

     AESP, Inc. operates through two operating segments, the U.S. and Western Europe. The U.S. operating segment distributes two principal products, Signamax Connectivity Systems (“Signamax”) and Advanced Electronic Manufacturing (“AEM”), both based in North Miami, Florida. The Western Europe operating segment principally distributes Signamax products and other manufacturers’ product lines through the European Distribution Group, which is based at the offices of our European subsidiaries. We also distribute our products through exclusive distributors in Russia and the Ukraine.

     U.S. OPERATING SEGMENT

        SIGNAMAX CONNECTIVITY SYSTEMS

     Signamax is responsible for the worldwide design and development, as well as the North and South American marketing and sales of Signamax computer networking products. The Signamax mission is to provide for total end-to-end network connectivity needs, from the server to the user’s workstation. Signamax operates under two product lines, Network Connectivity products (active networking line) and Premise Connectivity products (passive networking line).

     The Signamax Network Connectivity line offers a wide range of high performance, cost-effective options for Ethernet applications, including media converters, KVM (keyboard, video & mouse) switches and other switches and network interface cards. This line focuses on the growing demand for high-speed, high bandwidth connectivity.

     The Signamax Premise Connectivity line enables the user to build a network of wiring solutions meeting current industry standards for the equipment room, distribution cabling and cross-connects to work areas. This line includes patch panels, wall outlets, patch cords and accessories for a wide range of copper and fiber optic applications.

     The Network Connectivity and Premise Connectivity lines have been designed to work together as a team to offer complete solutions for most network needs.

     Industry professionals believe that market trends will lead to an increased demand for networking and computer connectivity products designed to maximize and enhance the functionality of computers, and thereby create a continuing substantial market for our products. Signamax’s goal is to design, manufacture and market computer networking products which can integrate any computer into any network at any time. Our primary focus is to anticipate technological advancements and consumer preference as far in advance as possible, develop new products and improved features to meet such market demands and transform ideas from concept to market as quickly as possible. Our strategic objective is to become a leader in the computer networking equipment market, and to make the brand name “Signamax” synonymous with state-of-the-art hardware in this segment.

        ADVANCED ELECTRONIC MANUFACTURING

     Our AEM group manufactures custom, private labeled products, for U.S. companies primarily in the communications, computer and medical markets. AEM works closely with technical and sales personnel at our customers to transform conceptual designs into viable subassemblies or fully marketable end-products. Our goal is to become an extension of our customer’s technical, material acquisition and production departments, thereby enabling our customer to get to market faster with higher quality products.

     WESTERN EUROPE OPERATING SEGMENT

        EUROPEAN DISTRIBUTION GROUP

     This group consists of our European subsidiaries in Sweden, Norway, Germany and the Czech Republic. They offer Signamax and their own branded product lines. Each subsidiary runs its own sales organization with an in-house sales force. Primary customers include installers, distributors and mail order catalogs. We have recently organized a new subsidiary, Signamax GmbH, which is responsible for coordinating the sales and distribution efforts of our Signamax line of products throughout Europe, the Middle East and Africa.

     For both operating segments we arrange with various manufacturers to manufacture and assemble our products using primarily industry standard design and manufacturing specifications provided by us (in the case of Signamax and the European Distribution Group) and based on the requirements of our customers with respect to products sold by our AEM Group. Our manufacturers are located primarily in the Far East, allowing us to obtain competitive pricing for our products due to comparatively lower labor costs in the production of our products. We also assemble a small percentage of our products at our North Miami and Pennsylvania facilities, as well as at the offices of our European subsidiaries. Typical customers are electrical, datacom and telecom distributors for Signamax and U.S. manufacturers for AEM. Our networking products are marketed under the name “Signamax Connectivity Systems” and our AEM products are private labeled under the customer’s name. We generally do not offer our products to end users.

     Our strategy is to increase revenues and operating income through organic growth combined with growth through acquisitions.

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

RISK FACTORS RELATED TO OUR OPERATIONS

     In addition to other information contained in or incorporated by reference into this Form 10-K, you should understand the following risk factors related to our operations:

Our liquidity is limited, the remaining balance of our U.S. bank line of credit is due shortly and our auditors have placed a going concern modification on our consolidated financial statements at December 31, 2003.

     We had net losses of $2.7 million, $2.3 million and $4.2 million in 2003, 2002 and 2001, respectively. We also have no working capital and a current ratio of 1.00 at December 31, 2003. Further, our U.S. bank line of credit in the amount of $631,000 is due on April 20, 2004. While we expect to have sufficient funds for the purpose of repaying our U.S. bank line of credit and for working capital, there can be no assurance of this fact. Our failure to repay our lender (or to obtain additional extensions of the maturity date of our line of credit) or to have sufficient working capital to operate our business could have a material adverse impact on us. We are currently seeking to raise additional capital through sales of our equity securities to fund repayment of our bank line of credit and for working capital. There can be no assurance we will be able to raise additional funds or as to the dilution that may result from such sales. Our independent certified public accountants have included an explanatory paragraph in their report with respect to our consolidated financial statements at December 31, 2003. The paragraph states that our recurring losses from operations, working capital deficit, failure to maintain compliance with the financial covenants of our financing arrangements and maturities during 2004 of our lines of credit with financial institutions raise substantial doubt about our ability to continue as a going concern. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 7. “Management’s Discussion of Financial Position and Results of Operations”.

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

The computer networking industry is cyclical which could make our revenues more volatile

     The computer networking industry has been affected historically by general economic downturns, which have had an adverse economic effect upon manufacturers, distributors and retailers of computers and computer-related products. General economic downturns have traditionally had adverse effects upon the computer-related industry due to the restrictions on expenditures for products of this industry during recessionary periods. We may not be able to predict or respond to such cycles within the industry, which could have a material adverse effect on our future revenues.

     The computer networking industry is also characterized by inevitable price erosion across the life cycle of products and technologies. In the face of constantly shrinking gross margins, our strategy is to seek out low cost producers without sacrificing quality and to seek to develop and maintain efficient internal operations allowing us to control our internal costs and expenses.

     While the market for computer networking products is one of the fastest growing segments of the technology industry, the technology industry has historically experienced cyclical downturns. Any such downturns, unexpected changes in technology or shifts in the distribution channel for computer networking equipment could have a material adverse effect on our revenues and results of operations.

We are dependent on third parties for manufacturing and assembly; the lack of supply agreements could disrupt our delivery of inventory, which could materially increase our material costs and/or decrease our revenues

     We are dependent on a number of manufacturers, both domestic and foreign, for the manufacture and assembly of our products pursuant to our design specifications. Although we purchase our products from several different manufacturers, we often rely on an individual manufacturer to produce a particular line of products. Although we have several different product lines, and despite our efforts to minimize such reliance by having other manufacturers available should the need arise, these manufacturers are currently not bound by contract other than by individual purchase orders to supply us with our products. The loss of one or more manufacturers of our products may materially increase our material costs and/or decrease our revenues through an inability to deliver timely product to our customers. While most of the products sold by us are available from multiple sources, we may not be able to replace lost manufacturers of our products with others offering products of the same quality, with timely delivery and/or similar terms.

     Over the last five years, we have progressively expanded our supplier base. Presently, we work with approximately 75 suppliers. No source of supply accounted for more than 10% of our purchases during 2003, 2002 or 2001. We do not enter into supply or requirements contracts with our suppliers. We believe that purchase orders, as opposed to supply or requirement agreements, provide us with more flexibility in responding quickly to customer demand. Nevertheless, the loss of one or more of our suppliers could increase our product costs and negatively affect our revenues by increasing delivery times.

We utilize foreign suppliers and manufacturers which may increase our costs

     Most of the components we utilize in the manufacture and assembly of our products are obtained from foreign countries and a majority of our products are manufactured or assembled in foreign countries, such as the United Kingdom, Czech Republic, China and Taiwan. The risks of doing business with companies in these areas include potential adverse changes in the diplomatic relations of foreign countries with the United States, changes in the relative purchasing power of the United States dollar, hostility from local populations, changes in exchange controls and the instability of foreign governments, increases in tariffs or duties, changes in China’s or other countries’ most favored nation trading status, changes in trade treaties, strikes in air or sea transportation, and possible future United States legislation with respect to import quotas on products from foreign countries and anti-dumping legislation, any of which could result in delays in manufacturing, assembly and shipment and our inability to obtain supplies and finished products and/or commercially reasonable costs. Alternative sources of supply, manufacture or assembly may be more expensive. We utilize the services of an unaffiliated trading company with offices in China and Taiwan which assists us in working with our suppliers in the Far East. Although we have not encountered significant difficulties in our transactions with foreign suppliers and manufacturers in the past, we may encounter such difficulties in the future.

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

We are dependent on significant customers; the loss of which could decrease revenues

     Our exclusive distributor in Russia accounted for 12% of our net sales for 2003, 10% of our net sales in 2002 and 14% of our net sales in 2001. We are generally sell our products to our Russian distributor on a paid-in-advance basis. During these same periods, our top ten customers (including our Russian distributor) accounted for 33%, 33% and 27%, respectively, of our net sales. No customer (other than our Russian distributor) accounted for more than 10% of our net sales for the three years ended December 31, 2003. The loss of one or more significant customers could have a material adverse effect on our cash flow and results of operations.

We maintain significant inventory which puts us at risk for additional obsolescence write-offs

     Although we monitor our inventory on a regular basis, we need to maintain a significant inventory in order to ensure prompt response to orders and to avoid backlogs. We may need to hold such inventory over long periods of time and the capital necessary to hold such inventory restricts the funds available for other corporate purposes. Holding inventory over long periods of time increases the risk of inventory obsolescence. A significant amount of obsolete inventory could increase our expenses and have a material adverse effect on our revenues and our results of operations.

     We recorded provisions for inventory obsolescence totaling approximately $210,000 in 2003, $538,000 in 2002 and $1,100,000 in 2001 due to the significant decrease in demand for our products because of lower spending on technology due to a generally sluggish economy, as well as our ongoing transition of focusing our core business on networking products instead of PC connectivity products. These provisions were calculated based on the carrying value of specific current inventory balances compared to current sales volumes and prices and estimated future sales price analysis prepared by our sales departments for our products in each of our geographic areas of operations.

Competitive conditions could increase our costs, reduce our revenues and otherwise adversely affect our results of operations

     We compete with many companies that manufacture, distribute and sell similar products. In our active networking product line, we compete with hundreds of companies, including Cisco, 3Com, Transition Networks and Allied Telesyn. In this market, we believe we compete favorably on service and value, offering a high performance to price ratio. In our passive networking product lines, we compete with approximately 30 – 50 companies, such as Ortronics, Tyco Electrical, Netconnect and Leviton. In these markets, we stress our breadth of products, service, price and performance. For our AEM products, we compete with hundreds of relatively small and several large companies worldwide, including Aim Electronics, ASKA Communications, Condor Power Supplies and AsiaLink International Technology. In this market, we compete favorably on quality and additional services such as product availability and design protection. While these companies are largely fragmented throughout different sectors of the computer connectivity industry, many of these companies have greater assets and possess greater financial and personnel resources than we do. Some of these competitors also carry product lines that we do not carry and provide services which we do not provide. Competitive pressure from these companies currently adversely affect our business and will likely continue to affect our business and financial condition in the future by causing erosion of gross margins in these difficult economic times. In the event that more competitors begin to carry products which we carry and price competition with respect to our products significantly increases, competitive pressures could force us to reduce the prices of our products, which would result in reduced profit margins. Prolonged price competition would have a material adverse effect on our operating results and financial condition. A variety of other potential actions by our competitors, including increased promotion and accelerated introduction of new or enhanced products, could also have a material adverse effect on our revenues and results of operations. We may not be able to compete successfully in the future.

Our growth strategy includes future acquisitions; we may not be able to complete any acquisitions on suitable terms, which could adversely affect our results of operations and future growth

     One element of our growth strategy involves growth through the acquisition of other companies, assets and/or product lines that would complement or expand our business. We are seeking companies that market to the networking, telecommunications and cable audio/video and computer industries. We believe that acquisitions, mergers, asset purchases or other strategic alliances in these categories should enable us to achieve operating leverage on our existing resource base. Our ability to expand by acquisition has been, and will continue to be limited by the availability of suitable acquisition candidates, in both the United States and internationally, and by our financial condition and the price of our common stock. Our ability to grow by acquisition is dependent upon, and will be limited by, the availability of suitable acquisition candidates and capital, and by restrictions contained in our credit agreements, which restrictions include maintaining certain minimum ratios of assets and liabilities and not permitting any indebtedness, guarantees or liens which could materially affect our ability to repay our loans. In addition, acquisitions involve risks that could adversely affect our costs and operating results, including the assimilation of the operations and personnel of acquired companies, the possible amortization of acquired intangible assets and the potential loss of key employees of acquired companies. We may not be able to complete any acquisitions on suitable terms. No material commitments or binding agreements have been entered into to date, and we may not complete any future acquisitions. Other than as required by our articles of incorporation, by-laws, and applicable law, our shareholders generally will not be entitled to vote upon such acquisitions.

We rely on executive officers and key employees

     Our continued success is dependent to a significant degree upon the services of our executive officers and key employees throughout our organization and upon our ability to attract and retain qualified personnel experienced in the various phases of our business. Our ability to operate successfully could be jeopardized if one or more of our executive officers and key employees were unavailable and capable successors were not found.

Our principal shareholders may control us through the election of the entire board of directors

     Assuming no exercise of outstanding warrants and options, Messrs. Stein and Briskin own collectively 1,602,014 shares of our common stock, representing approximately 26% of our outstanding common stock. Since our articles of incorporation and bylaws do not provide for cumulative voting, as a result of their ownership of their shares of common stock, Messrs. Stein and Briskin are effectively able to control us through the election of our entire board of directors and the appointment of our officers.

Control by our principal shareholders may limit shareholders’ ability to receive a premium in a change of control transaction, which may adversely affect the market price of our common stock

     Because of their ownership of 26% of our common stock, it is unlikely that we could, without Messrs. Stein’s and Briskin’s approval, be able to consummate transactions involving the actual or potential change in our control, including transactions in which the holders of our common stock might otherwise receive a premium for their shares over then current market prices.

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

Our stock may no longer continue to meet the listing requirements of the Nasdaq SmallCap Market

     Our common stock is currently traded on the Nasdaq SmallCap Market. In the event we are no longer in compliance with the Nasdaq SmallCap Market continued listing criteria, which require, among other things, that the market value of our publicly held shares is not less than $1,000,000 and that the closing bid price of our publicly held shares is not less than $1.00 for more than 30 consecutive trading days (which has occurred in the past and may occur in the future), then Nasdaq may delist our common stock. If our shares are delisted, we cannot assure you that our shares will be as liquid as they have historically been on the Nasdaq SmallCap Market. Further, the market price for our shares may become more volatile than it has been historically.

If our common stock is deemed a “penny stock”, its liquidity will be adversely affected

     If the market price for our common stock falls and remains below $1.00 per share (which has occurred in the past and may occur in the future), our common stock may be deemed to be penny stock. If our common stock is considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared before any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account as well as information on the limited market in penny stocks. Because of these additional obligations, some brokers may not handle transactions in penny stocks. If our stock is deemed a “penny stock”, it could have an adverse effect on the liquidity of our common stock.

The exercise of a substantial number of warrants would increase the amount of our common stock in the trading market, which could substantially affect the market price of our common stock

     We distributed a warrant dividend to the holders of our common stock as of the record date of April 10, 2003. We issued to holders of record on the record date one warrant for each common share which they owned on that date, or an aggregate of 5,984,000 warrants. The warrants became exercisable September 23, 2003, upon the effectiveness of the registration statement registering our sale of the shares of common stock underlying the warrants. The warrants expire on September 23, 2004, unless our board extends the expiration date of the warrants. We recently reduced the exercise price of the warrants to $1.25 for the 90 day period ending June 15, 2004. In the event of the exercise of a substantial number of warrants, the resulting increase in the amount of our common stock in the trading market could substantially affect the market price of our common stock. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” for a description of the warrant dividend.

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

BUSINESS OPERATIONS

General

     The computer networking market consists of wholesale distributors: and three resale categories: retail stores, catalog companies and web-based selling organizations. Our strategy is to market our Signamax branded products to all four of these customer groups.

     Distributors of computer networking products range in size from channel dominant companies with annual sales of over $1 billion to independent or specialized distributors with annual sales of $1-3 million. Small distributors dominate the channel, reflecting both the specialized nature of technology and the variety of original equipment manufacturers and end-user customers for networking hardware.

     In general, the computer networking industry is characterized by rapidly changing technology. We must continuously update our existing products to keep them current with changing technology and we must develop new products to take advantage of new technologies that could render existing products obsolete. Our personnel, through discussions with customers, attendance at trade and association meetings and industry experience, identify new and improved technologies and work closely with our vendors, who are responsible for the cost of developing and building these products. We do not directly spend significant funds on research and development but instead relies on its suppliers for development expertise. These products must be compatible with the computers and other products with which they are used. Our future prospects are dependent in part on our ability to develop new products that address new technologies and achieve market acceptance. We may not be successful in these efforts. If we were unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability could have a material adverse effect on our future results of operations. In addition, due to the uncertainties associated with the evolving markets which we address, we may not be able to respond effectively to product demands, fluctuations, or to changing technologies or customer requirements and specifications. See “Risk Factors Related to our Operations.”

     The computer networking industry has been affected historically by general economic downturns, which have had an adverse economic effect upon manufacturers, distributors and retailers of computers and computer-related products. General economic downturns have traditionally had adverse effects upon the computer-related industry, due to the restrictions on expenses for products of this industry during recessionary periods. We may not be able to predict or respond to such cycles within the computer industry.

     The computer networking industry is also characterized by inevitable price erosion across the life cycle of products and technologies. In the face of constantly shrinking gross margins, our strategy is to seek out low cost producers without sacrificing quality and to seek to develop and maintain efficient internal operations, allowing us to control our internal costs and expenses.

     While the market for computer networking hardware has historically been one of the fastest growing segments of the technology industry, the technology industry is currently recovering from a cyclical downturn. If this recovery stalls, or if there are unexpected changes in technology or shifts in the distribution channel for computer networking equipment, these developments could have a materially adverse effect on us.

     Our AEM products are generally sold to U.S. manufacturers who require superior pricing at equal to or better quality than they are currently receiving from their U.S. vendors. These customers normally range in annual sales from $5 million to $100 million. Due to a wider range of industries served, our AEM business is less dependent on the health of any one industry and is, therefore, less affected by any particular industry cycle.

Products and Services

     Our product line consists primarily of two main categories: Signamax computer networking products and AEM custom, private label products. In our European operations, we also distribute third party computer networking products.

     Computer networking products are products which connect a computer to another computer, a network server, the Internet, a public switched telephone network or another enterprise. Networking products are divided into two sub-categories: active and passive. Active networking products include network interface cards, media converters and switches. Passive networking products include patch panels, patch cables and wall outlets.

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

     AEM custom, private label products are normally made in partnership with our customers, whereupon we work closely with technical and sales personnel at our customers to transform conceptual designs into viable subassemblies or fully marketable end-products.

Manufacturing and Suppliers

     All our products have been manufactured to our specifications. Those specifications are derived either from specifications provided to us by our AEM customers or from industry standard specifications, in the case of Signamax or European subsidiary products.

     Due to the high volume and labor intensive nature of manufacturing computer networking products, most of the products we sell are manufactured outside the United States in such countries as Taiwan, the Peoples’ Republic of China, the United Kingdom and the Czech Republic. We utilize the services of an unaffiliated trading company with offices in Taiwan and China which assists us in working with our suppliers in the Far East. The trading company acts as a manufacturers representative by coordinating our orders and shipments with our Far East suppliers in exchange for payment based on a percentage of orders invoiced to us. We have made no long-term commitment to the trading company and is able to terminate the arrangement on short notice. We also assemble a small percentage of our products at our North Miami, Florida and Pennsylvania facilities and at our European subsidiaries.

     For the production of each specific type of product, we usually maintain an on-going relationship with several suppliers to insure against the possibility of problems with one supplier adversely impacting our business. For the production of AEM products, we usually use a single supplier for each product, with other factories providing competitive price quotes and being available to supply the same product if a primary supplier fails to supply us with the required product for reasons outside our control. However, we may not be able to easily replace a sole source of supply if required. In an effort to produce defect-free products and maintain good working relationships with our suppliers, we keep in contact with our suppliers, regularly inspecting the manufacturing facilities of our suppliers and implementing quality assurance programs in our suppliers’ factories.

     Over the last five years, we have progressively expanded our supplier base. Presently, we work with approximately 75 suppliers. No source of supply accounted for more than 10% of our purchases during 2003, 2002 or 2001. We do not enter into supply or requirements contracts with our suppliers. We believe that purchase orders, as opposed to supply or requirement agreements, provide us with more flexibility in responding quickly to customer demand. Nevertheless, the loss of one or more of our suppliers could have an adverse impact on us.

     Most of the components we utilize in the manufacture and assembly of our products are obtained from foreign countries and a majority of our products are manufactured or assembled in foreign countries, such as the United Kingdom, the Peoples’ Republic of China, the Czech Republic, and Taiwan. The risks of doing business with companies in these areas include potential adverse changes in the diplomatic relations of foreign countries with the United States, changes in the relative purchasing power of the United States dollar, hostility from local populations, changes in exchange controls and the instability of foreign governments, increases in tariffs or duties, changes in China’s or other countries’ most favored nation trading status, changes in trade treaties, strikes in air or sea transportation, and possible future United States legislation with respect to import quotas on products from foreign countries and anti-dumping legislation, any of which could result in delays in manufacturing, assembly and shipment and our inability to obtain supplies of finished products. Alternative sources of supply, manufacture or assembly may be more expensive. Although we have not encountered significant difficulties in our transactions with foreign suppliers and manufacturers in the past, we may encounter such difficulties in the future. See “Risk Factors Related to Our Operations.”

Quality Control

     Our goal is to provide our customers with defect-free products. Working with our primary manufacturers and often with our manufacturers of various component parts, we have instituted quality control measures at five stages throughout the manufacturing process. At the first stage, we work with our primary manufacturers to institute a general quality control check upon the entry of the various component parts into the primary manufacturers’ factory (a.k.a. the incoming inspection). At the second stage, the primary manufacturer checks to ensure that the component parts function properly. The third and fourth stages of quality control occur after each molding process, with the final product being subject to quality control at the time of shipment to us. The fifth and final stage of quality control occurs at one of our distribution warehouses (North Miami, Germany, Czech Republic, Sweden and Norway). At this final stage of quality control, we test a certain percentage of each shipment of products we receive to ensure the products meet our quality standards.

     In 1998, we were certified as being in compliance with the “ISO 9001” standard. The ISO 9001 standard is an international manufacturing standard which is becoming more prevalent across numerous industries. Almost all of our current suppliers are either ISO 9001 compliant or in the process of implementing ISO 9001 procedures.

Customer Base

     Our customer base is divided into two primary categories: AEM customers and Signamax and European computer networking customers. AEM customers are generally manufacturers of computers and computer-related equipment, communications equipment and medical devices, which use our products as part of their finished products. Signamax and European computer networking customers are local and regional resellers, value-added resellers and distributors, educational institutions, web-based selling organizations and catalog houses. The resale mass merchandising market represents a significant growth area for us. We generally do not offer our products directly to end-users.

     Substantially all of our revenues are derived from the sale of our products through third parties. Domestically, our products are sold to end users primarily through AEM customers, wholesale distributors, value added resellers, mail order companies, computer superstores and dealers. In Europe, our products are sold through wholesale distributors, installers and mail order companies, dealers, value added resellers and web-based distributors. Accordingly, we are dependent on the continued viability and financial stability of our resale customers. Our resale customers often offer products of several different companies, including, in many cases, products that are competitive with our products. Our resale customers may not continue to purchase our products or provide us with adequate levels of support. The loss of, or a significant reduction in sales volume to, a significant number of our resale customers could have a material adverse effect on our results of operations. See “Risk Factors Related to Our Operations.”

     Sales to our exclusive distributor in Russia, AESP-Russia, accounted for 12% of our net sales for 2003, 10% of our net sales for 2002 and 14% of our net sales for 2001. We generally sell our products to our Russian distributor on a paid-in-advance basis. Our top 10 customers (including AESP-Russia) accounted for approximately 33%, 33% and 27% of our net sales for the years ended December 31, 2003, 2002, and 2001, respectively. Other than AESP-Russia, no customer accounted for more than 10% of our net sales in 2003, 2002 or 2001. International sales are a significant portion of our consolidated worldwide sales. See Note 6 of Notes to the Consolidated Financial Statements for the disclosure on the geographic areas of our business.

     We believe that due to the vagaries of the computer networking industry, it is likely that some customers who are significant customers in one period may become insignificant customers in future periods and vice versa. However, the loss of one or more significant customers during any particular period could have a material adverse impact on our future business and results of operations.

Marketing and Sales

     In the U.S. our Signamax marketing and sales efforts are directed by our Sales and Marketing department. From a marketing perspective, this department is responsible for, among other things, publishing our catalogs for each product line, assisting our sales group in preparing for sales shows, advertising our products in industry publications, working with mail-order catalogs to prepare advertising space in such catalogs, and providing designs for packaging our products. From the sales perspective, this department is responsible for, among other things, contacting potential customers with information and prices for our products, managing our roster of manufacturing representatives, following leads from trade shows, providing customer support and visiting customers on a regular basis. The department is divided in responsibility by product line and/or geographic location.

     AEM sales are handled by salespersons located in our headquarters in North Miami, Florida as well as through key independent sales representatives. Our AEM sales force is responsible for preparing company brochures, marketing and sales campaigns, generating and responding to customer leads and requests, providing customer support and visiting customers on a regular basis.

     All AEM customers receive their shipments from our North Miami warehouse, California third party warehouse or directly from the factory manufacturing their products. Signamax sales are generally handled from our headquarters in North Miami, Florida and from our German, Swedish, Norwegian, and Czech Republic offices and warehouses.

Competition

     In our Signamax products, we compete with many companies that manufacture, distribute and sell computer networking products. In our active networking product line, we compete with hundreds of companies worldwide, including Cisco, 3Com, Transition Networks and Allied Telesyn. In this market, we compete favorably on service and value, offering a high performance to price ratio. In our passive networking product lines, we compete with approximately 30 to 50 companies worldwide, such as Ortronics, Tyco Electrical, Netconnect and Leviton. With these markets, we stress our breadth of products, service, price and performance. For our AEM products, we compete with hundreds of relatively small and several large companies worldwide, including Aim Electronics, ASKA Communications, Condor Power Supplies and AsiaLink International Technology. In this market, we compete favorably on quality and additional services such as product availability and design protection. While these companies are largely fragmented throughout different sectors of our industries, many of these companies have greater assets and possess greater financial and personnel resources than we do. Some of these competitors also carry product lines which we do not carry and provide services which we do not provide. Competitive pressure from these companies may materially adversely affect our business and financial condition in the future. In the event that more competitors begin to carry products which we carry and price competition with respect to our products significantly increases, competitive pressures could force us to reduce the prices of our products, which would result in reduced profit margins. In our Norwegian market sales volume has been adversely affected by a competitive situation involving former employees who established a competing company. Prolonged price competition would have a material adverse effect on our operating results and financial condition. A variety of other potential actions by our competitors, including increased promotion and accelerated introduction of new or enhanced products, could also have a material adverse effect on our results of operations. We may not be able to compete successfully in the future. See “Risk Factors Related to our Operations.”

Strategy to Increase Signamax Networking Products & AEM Customer Base

     We intend to increase our revenues and income in the networking and original equipment manufacturer markets by continuing to broaden our customer base in existing markets and by expanding into new markets. In order to increase our national and international customer base, we intend to continue to market to large distributor catalog companies, to increase both our product lines and inventory and to expand our sales reach in the U.S., Eastern and Western Europe and in the future into Latin America, the Middle East and Africa. To expand our original equipment manufacturer customer base, we intend to expand our business with computer product and networking hardware manufacturers, and to solicit manufacturers in other fast-growing vertical markets, such as networking, telecommunications, medical instrumentation and cable television.

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

     Our ability to expand by acquisition has been, and will continue to be, limited by the availability of suitable acquisition candidates, in both the United States and internationally, and by our financial condition and the market price of our common stock. Our ability to grow by acquisition is also impacted by restrictions contained in our credit agreements. See “Risk Factors Related to our Operations” for factors that impact our ability to complete acquisitions and for risks relating to acquisitions that we complete.

Corporate Organization

     Our operations are divided into six departments: (1) the Sales and Marketing Department, (2) the International Sales Department (including sales offices in Sweden, Germany, the Czech Republic, and Norway), (3) the Purchasing Department, (4) the Operations Department (including shipping, warehouse and quality control and production groups), and (5) the Finance/Accounting Department (including MIS). The Sales and Marketing Department covers sales in the United States, Canada, and Latin America. Account Managers and Customer Service Representatives service this department from our North Miami, Florida headquarters. The International Sales Department covers sales in Eastern and Western Europe, with offices in Sweden, Germany, the Czech Republic, and Norway, and exclusive distributors in Russia and Ukraine. See Note 6 of Notes to the Consolidated Financial Statements for disclosure on our operating segments.

Employees

     As of December 31, 2003, we employed personnel at the following locations:

Number of
Location	Personnel
North Miami, U.S.	39
Pennsylvania, U.S.	4
Germany	9
Norway	21
Sweden	7
Czech Republic	37

117

     Company wide, 30 employees work in administration/accounting, 47 employees work in sales and marketing, and 40 employees work in operations. None of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good.

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

License Agreement with Developer of Battery Restoration Technology

     In December 2003, we entered into a license agreement with Daidone-Steffens, LLC, an entity affiliated with Terrence Daidone, one of our directors. The license will permit us to use battery restoration technology currently being developed to revitalize used cell phone batteries and other battery products and market the restored batteries exclusively in the southeastern United States and on a non-exclusive basis worldwide.

     The licensor is presently completing the development process of its technology and expects to build a battery restoration line at our North Miami, Florida facility during 2004 (at a cost to us of approximately $150,000). No upfront fees were paid with respect to this license. However, we agreed;

•	To issue a ten year option to the licensor to purchase 300,000 shares of our common stock at an exercise price of $.90 (vesting 100,000 shares once the production line is in place and thereafter ratably over a four-year period;

•	To purchase all of our battery requirements from the licensor for cost plus 22%, and

•	To pay a royalty of $.50 for each battery sold.

     We intend to market restored batteries in the southeastern United States and through our existing logistics base in Europe, Russia and the Ukraine.

     There can be no assurance that the licensor’s technology will be commercially feasible or that we can develop a profitable and cash flow positive operation using the licensed technology. We intend to raise capital to fund our operations with respect to this project. We cannot assure you that the required funding will be available to fund our obligations under this agreement.

ITEM 2. PROPERTIES

     Our executive offices are located in North Miami, Florida. The table set forth below identifies the principal properties we currently utilize as of December 31, 2003. All properties are leased, are in good condition and are adequate for our present requirements. RSB Holdings, Inc., a related party, owns our corporate headquarters, product assembly and central warehouse, and leases such property to us. Under the terms of our credit agreement with Commercebank, RSB Holdings has executed landlord waivers, permitting the lender the priority right to enter our premises and seize collateral in the event of a default under the credit agreement. See Note 9 of Notes to Consolidated Financial Statements for information regarding the financial terms of our leases.

FACILITY DESCRIPTION	LOCATION	SQUARE FOOTAGE
Corporate Headquarters, Product Assembly and Central Warehouse	North Miami, FL	27,000
Sales Office and Warehouse	Oslo, Norway	18,300
Sales Office and Warehouse	Munich, Germany	12,000
Sales Office and Warehouse	Brno, Czech Republic	10,650
Sales Office and Manufacturing	Broomall, Pennsylvania	5,085
Sales Office and Warehouse	Straubing, Germany	4,700
Sales Office and Warehouse	Prague, Czech Republic	4,500
Sales Office and Warehouse	Uppsala, Sweden	1,200
Sales Office	Raubling, Germany	1,100

ITEM 3. LEGAL PROCEEDINGS

     As of the date of this Form 10-K, we were not a party to any material legal proceedings, nor, to our knowledge, are any such proceedings threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our shareholders during the fourth quarter of the 2003 fiscal year.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock has been quoted on the NASDAQ Small Cap Market under the symbol “AESP” since February 12, 1997. Our common stock purchase warrants were quoted on the NASDAQ Small Cap Market from February 12, 1997 until they expired by their terms on February 12, 2002. The following table sets forth the high and low bid prices for our common stock for each quarter during our two most recent fiscal years, as reported by NASDAQ:

	COMMON STOCK		IPO WARRANTS
	HIGH	LOW	HIGH	LOW
2002
First Quarter	$2.40	$0.71	$0.01	$0.01
Second Quarter	1.43	0.44	Expired
Third Quarter	2.15	0.72
Fourth Quarter	2.20	0.79
2003
First Quarter	1.48	0.50
Second Quarter	1.03	0.50
Third Quarter	0.97	0.55
Fourth Quarter	1.47	0.70

     At March 24, 2004, the number of holders of record of our common stock was 68. However, we estimate that there are also approximately 1,250 beneficial holders of our common stock.

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

     The market price of our common stock has been volatile in the past and is likely to continue to be highly volatile and could be subject to wide fluctuations. In addition, the stock market generally, and technology-related securities in particular, may experience extreme price and volume fluctuations that may be unrelated to or disproportionate to the operating performance of companies. Such fluctuations, and general economic and market conditions, may adversely affect the market price of our common stock.

     In December 2002, we completed the sale of 1,187,500 shares of our common stock in a private placement at a price of $1.00 per share (before underwriting commissions and expenses aggregating $245,000), yielding net proceeds of $943,000. The private placement was completed in accordance with the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder. The net proceeds of the placement were used for working capital. In connection with the placement, the Company issued warrants to designees of Newbridge Securities Corporation and View Trade Securities Inc., who acted as the placement agents, to purchase an aggregate of 118,750 shares at an exercise price of $1.10 per share. We have registered for public resale the shares of common stock and the shares of stock issuable upon the exercise of the warrants sold in this private placement.

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

     The Company’s common stock is listed on the Nasdaq SmallCap Market and is required to comply with the Nasdaq SmallCap Marketplace Rules. One of those rules requires that the Company obtain shareholder approval of issuances of more than 20% of the Company’s outstanding shares of common stock before issuance. The Company’s 2002 private placement, in which shares of the Company’s authorized but unissued common stock equal to 24.8% of the Company’s then outstanding common stock were issued, did not comply with the Nasdaq Marketplace Rules. In order to correct the Company’s violation of the rule, the Company, effective January 16, 2003, with the consent of Nasdaq, exchanged 230,000 shares of common stock sold in the private placement for an equal number of the Company’s Series A preferred stock. The preferred stock was then automatically converted back into common stock upon the Company’s shareholders’ approval of the share issuances at a special shareholders’ meeting held on March 26, 2003.

     In June 2003, we distributed to the holders of our outstanding common stock (the “Warrant Dividend”), as of the record date of April 10, 2003, on a pro-rata basis, common stock purchase warrants to purchase one share of common stock for each share owned as of the record date (the “Warrants”). Warrants to purchase 5,984,000 shares were issued in the warrant distribution. The Warrants are presently non-transferable and do not currently trade. The Warrant exercise period commenced on September 23, 2003, which is the date following the date of effectiveness of a registration statement registering the sale of the shares of common stock underlying the Warrants and will continue for a period of one-year thereafter. We recently reduced the exercise price of the Warrants. The current exercise price of the Warrants is as follows:

•	Until June 15, 2004, the Warrants are exercisable at an exercise price of $1.25 per share, and

•	Thereafter, until September 23, 2004 (the current expiration date of the warrants), the Warrants are exercisable at an exercise price of $5.50 per share.

     Our Board reserves the right at any time to modify the exercise price, expiration date and any other terms of the Warrants, including the restriction on transferability.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following table represents our selected consolidated financial information. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and notes thereto and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations which contains a description of the factors that materially affect the comparability from period to period of the information presented herein.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net Sales	$31,919	$29,664	$30,183	$30,231	$26,466
Cost of sales	22,678	20,987	22,114	18,722	16,300
Operating expenses	11,723	10,955	12,050	10,464	9,267

Income (loss) from operations	(2,482)	(2,278)	(3,981)	1,045	899
Interest expense and other	218	(188)	218	163	263

Income (loss) before income taxes	(2,700)	(2,090)	(4,199)	882	636
Income tax expense	(23)	201	15	170	249

Net Income (loss)	$(2,677)	$(2,291)	$(4,214)	$712	$387

EARNINGS (LOSS) PER SHARE:
Basic	$(.45)	$(.49)	$(1.05)	$.20	$.12
Diluted	(.45)	(.49)	(1.05)	.18	.10

	As of December 31,
	2003	2002	2001	2000	1999
	(In thousands)
BALANCE SHEET DATA:
Accounts receivable	$3,581	$4,347	$4,094	$3,299	$3,058
Inventories	5,700	5,500	5,930	7,411	5,689
Working capital (deficit)	(17)	1,740	2,556	4,959	4,653
Total assets	12,828	13,846	14,243	15,426	12,488
Lines of credit	1,888	2,457	2,000	2,680	2,409
Current liabilities	10,924	9,740	9,184	7,884	6,353
Long term debt, less current portion	71	11	30	119	229
Shareholders’ equity	1,833	4,095	5,029	7,423	5,907

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISK FACTORS RELATING TO OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to the other information contained in or incorporated by reference into this Form 10-K, you should carefully consider the following risk factors related to our financial condition and results of operations:

Our operating results are uncertain and losses may continue; going concern

     Our net (loss) for the 2003, 2002 and 2001 fiscal years was $(2,677,000), $(2,291,000) and $(4,214,000), respectively. While we have expended our capital to make acquisitions and to create an infrastructure to support our business, we cannot assure you that we will achieve or sustain profitable operations.

     Our independent certified public accountants have included an explanatory paragraph in their report with respect to our consolidated financial statements at December 31, 2003. The paragraph states that our recurring losses from operations, working capital deficit, failure to maintain compliance with the financial covenants of our financing arrangements and maturities during 2004 of our lines of credit with financial institutions raise substantial doubt about our ability to continue as a going concern.

Our working capital requirements may increase and future required funding may not be available

     We operate our business using working capital derived from our operations (during periods when our operations are cash flow positive) and from funds available from our financing sources. We have made efforts to improve our cash flow through cost reductions, collections of accounts receivable and reductions in our inventory. We have also raised working capital through private placements of our securities. We owe our U.S. lender $631,000 which is due on April 20, 2004. We are also continuing to incur losses and we cannot assure you as to when our business will become cash flow positive and profitable.

     We believe that our cash flow from operations, amounts made available under our agreement with KBK Financial, as described below, and funds available under our subsidiaries’ lines of credit will be sufficient to fund our current operations for the next twelve months. We are currently seeking to raise additional capital through sales of our equity securities to repay our U.S. bank line of credit and provide additional working capital for our business, including seeking to obtain the exercise of the warrants issued in the Warrant Dividend. We also hope to raise additional working capital to better support our operations and to fund future acquisitions. To the extent that such sales of equity securities are successfully completed, we can not estimate the dilution that such sales will cause to our current equity holders. If we are unable to generate sufficient cash flow from operations, reduce our expenses or obtain additional working capital through sales of our debt and equity securities, our financial condition and results of operations will be materially and adversely affected.

Our U.S. financing agreements impose restrictions and we are not in compliance with some of the restrictions; Our U.S. financing agreements could be called if waivers of financial covenants are not obtained

     On October 31, 2003, we signed two agreements, one an amendment to our loan agreement with Commercebank, N.A. (“Bank”) to extend the maturity date on our U.S. based line of credit to April 20, 2004, and a second agreement with KBK Financial, Inc. (“KBK”). The funding from KBK was used to fund a permanent reduction in our line of credit with the Bank to $631,000. See Note 4 of Notes to Consolidated Financial Statements for information regarding the terms of these agreements. Borrowings under the Bank agreement is based on specific percentages of inventories and is secured by liens on U.S. assets, including accounts receivable not otherwise sold to KBK and inventories. The Bank line of credit is also guaranteed by our principal shareholders, who have pledged a portion of the shares of our common stock that they own to secure their respective guarantees. Under the KBK factoring agreement, we sell KBK, without recourse, accounts receivable and obtain funding (up to $2 million at any one time) for those receivables. At December 31, 2003, we had $1,433,000 of uncollected receivables outstanding against payments to us of $1,168,000 from KBK. The KBK factoring agreement is also guaranteed, on a limited basis, with respect to matters related to the existence and validity of the purchased receivables, by our principal shareholders.

     We are obligated to meet certain affirmative, negative and financial covenants under the financing agreements. Affirmative covenants include a requirement that we deliver quarterly and annual financial statements and other reports to our funding sources within prescribed time periods and provide prompt notice of any material legal proceeding that is brought against us. Negative covenants include an obligation that our funding sources approve the creation of new subsidiaries, any liquidations, any change of control including mergers and disposition of significant assets, any additional indebtedness for borrowed money over a certain limit, any liens on assets or any loan guarantees, any acquisitions and any transfers of assets or loans and advances to an affiliate that would have a material adverse effect. Financial covenants under the Bank’s line of credit require us, on a consolidated basis, to meet a minimum tangible net worth and a maximum debt to tangible net worth ratio at the end of each fiscal quarter. Financial covenants under the KBK agreement require our U.S. operations to meet a minimum current ratio and tangible net worth and not exceed a certain dilution percent on our accounts receivable at the end of each month.

     We were not in violation of any of the non-financial affirmative or negative covenants at December 31, 2003. However, we were in violation at December 31, 2003 of the tangible net worth and leverage covenants contained in the Bank’s line of credit and the tangible net worth covenant under the KBK agreement, and such violations have been waived by the Bank and KBK. Further, we have, in a significant number of recent quarters violated one or more of the required financial covenants, and anticipate that we may continue to violate such financial covenants in future quarters if our results of operations do not substantially improve. While there can be no assurance, we believe that our funding sources will continue to waive such future financial covenant violations during future periods. If our funding sources don’t waive such future covenant violations, and seek to foreclose on the assets securing the borrowings, it would have a material and adverse effect on our business.

The Bank has advised us that it does not intend to renew our line of credit

     The Bank has advised us that they will not be renewing our line of credit. While we expect to be able to find alternative financing or raise funds to repay the remaining balance in full, or receive an extension of the maturity date (despite the Bank’s expressed position) there can be no assurance that we will be able to do so. In the event that we are unable to find alternative financing to replace our line of credit and the Bank declines to further extend our line of credit, it would have a material and adverse effect on our business.

Our operating results may be adversely affected by many factors

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

Our operating results may be adversely affected due to the risks inherent in international sales

     For the years ended December 31, 2003, 2002 and 2001, international sales accounted for approximately 65%, 63% and 59%, respectively, of our revenues. We anticipate that international sales will continue to account for a significant portion of our sales. Our operating results are subject to the risks inherent in international sales, including, but not limited to, fluctuations in exchange rates, as discussed below, regulatory requirements, political and economic changes and disruptions, geopolitical disputes and war, transportation delays, difficulties in staffing and managing foreign sales operations and potentially adverse tax consequences. These risks could have a material adverse effect on our future international sales and, consequently, on our operating results.

Impact of fluctuations in interest rates and exchange rates could negatively affect our results

     We are exposed to market risk from changes in interest rates, and as a global company, we also face exposure to adverse movements in foreign currency exchange rates.

     Our earnings are affected by changes in short-term interest rates as a result of our lines of credit. If short-term interest rates averaged 2% more in 2003, 2002 and 2001, our interest expense and loss before taxes would have increased by $43,400, $44,600 and $32,600, respectively.

     Our revenues and net worth are also affected by foreign currency exchange rates due to having subsidiaries in Norway, Sweden, Germany, and the Czech Republic. While our sales to our subsidiaries are denominated in U.S. dollars, each subsidiary owns assets and conducts business in its local currency. Upon consolidation, our subsidiaries’ financial results are impacted by the value of the U.S. dollar. A uniform 10% strengthening as of December 31, 2003, 2002 and 2001 in the value of the dollar would have resulted in reduced revenues of $1.7 million, $1.6 million and $1.3 million, respectively. A uniform 10% strengthening as of December 31, 2003, 2002 and 2001 in the value of the dollar would have resulted in a reduction of our consolidated net worth by $78,000, $201,000 and $193,600, respectively. We find it impractical to hedge foreign currency exposure and, as a result, will continue in the future to experience foreign currency gains and losses.

We will not pay dividends on our common stock even if we are profitable, which could adversely affect the marketplace for our common stock

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

Critical Accounting Policies

     Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ materially from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

     We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. We have discussed the development, selection and application of our critical accounting policies with the audit committee of our board of directors, and our audit committee has reviewed our disclosure relating to our critical accounting policies in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also critical to understanding our consolidated financial statements. The notes to our consolidated financial statements contain additional information related to our accounting policies and should be read in conjunction with this discussion.

Revenue Recognition

     We recognize revenue when earned and realized or realizable, which is generally at the time of product shipment to our customer. At the time of product shipment to our customer, the customer has already agreed to purchase the product, is obligated to pay a fixed, reasonably collectible sales price and ownership and risk of loss has transferred to the customer.

     Warranties are provided on certain of our networking products for periods ranging from five years to lifetime. We establish provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. Warranty claims and sales allowances have historically been nominal. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates, estimated customer inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns are, however, dependent upon future events, including the amount of stock balancing activity by our customers and the level of customer inventories. We continually monitor the factors that influence the pricing of our products and customer inventory levels and make adjustments to these provisions when we believe actual returns and other allowances could differ from established reserves. Our ability to recognize revenue upon shipment to our customers is predicated on our ability to reliably estimate future returns. If actual experience or changes in market condition impairs our ability to estimate returns, we would be required to defer the recognition of revenue until the delivery of the product to the end-user. If market conditions were to decline, we could take actions to increase our customer incentive offerings, which could result in an incremental reduction to our revenue at the time the incentive is offered.

Inventory

     We provide a provision for inventory obsolescence based on excess and obsolete inventories identified through a review of the past 12 months usage and determined primarily by future demand forecasts. The process to estimate the inventory provision involves the review of the Company’s inventories, in detail, by operations personnel and the Company’s management.

     At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

     If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to charge our inventory provision and our gross margin could be adversely affected. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Goodwill

     We review annually, or more frequently if indicators of impairment arise, the carrying value of our goodwill using the terminal value method. At December 31, 2003, we had $643,000 in indefinite lived goodwill primarily related to our acquisitions of Intelek (Czech Republic) and Lanse (Norway). We operate in two markets, the U.S. and Western Europe. These two geographic regions constitute our reportable segments. See Note 6 of Notes to our Consolidated

Financial Statements for additional information regarding our geographic segments. All of our goodwill is associated with two reporting units, both part of our Western Europe reportable segment. We evaluate goodwill at the respective reporting unit level.

     On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result of adopting SFAS No. 142, our goodwill is no longer amortized but is subject to an annual impairment test. In accordance with SFAS No. 142, we ceased amortizing goodwill with a net book value at January 1, 2002 of $643,000. Excluding goodwill, we have no intangible assets deemed to have indefinite lives.

Related Party Transactions

     We lease our principal executive offices from a related party, RSB Holdings, Inc. (RSB). RSB is a partnership owned by Slav Stein, our President, Chief Executive Officer and Director and Roman Briskin, our Executive Vice President, Secretary/Treasurer and Director. We are currently evaluating whether RSB is a variable interest entity under the provision of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, as further interpreted (Interpretation No. 46). We do not guarantee the mortgage on the property. If we determine that RSB is a variable interest entity, we may be the primary beneficiary (as defined in Interpretation No. 46) of RSB and, as such, may be required to consolidate RSB.

Loss Contingencies

     We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. For instance, at December 31, 2003 we have provided an accrual for severance payments to the former managing director in Norway in connection with a dispute over his termination.

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

     For the year ended December 31, 2003, we recorded net sales of $31.9 million, compared to net sales of $29.7 million for the year ended December 31, 2002, an increase of $2.2 million or approximately 7.4%. A significant portion of the increase in sales was due to the declining value of the U.S. dollar which increased sales in our Western European segment when converted from local currency to U.S. dollars. The following table illustrates our sales by location and the exchange rate effect on our sales in 2003 (in thousands):

	2003
			Constant
	Net sales	Currency effect(a)	dollar sales	2002
U.S.	$15,706	$—	$15,706	$14,071
Germany	2,512	(414)	2,098	2,173
Norway	6,202	(702)	5,500	6,478
Sweden	1,305	(219)	1,086	1,307
Czech Rep.	6,194	(814)	5,380	5,635

Total	$31,919	$(2,149)	$29,770	$29,664

(a)  calculated based on the conversion of 2003 local currency at the 2002 average currency exchange rate into U.S. dollars.

     Without the impact of the foreign currency change, revenues would have increased from $29.7 million in 2002 to $29.8 million in 2003, an increase of $100,000 or less than 1%. In the U.S. a sales increase of approximately $500,000 was achieved by our AEM group from several new customers in 2003. The balance of the sales increase in the U.S. was due primarily to an approximately $950,000 increase in business with our exclusive distributor in Russia. The Russian economy strengthened in 2003 and AESP-Russia was able to increase its sales by approximately 12%, leading to a sharp increase in orders for our U.S. operations. U.S. sales of our Signamax line were relatively flat from 2002 to 2003 as we were able to offset an approximately 10%-20% drop in selling prices due to pricing pressures in our markets by increasing our unit sales proportionally. Gross profit percentages did not decline in tandem with the sales price declines and in fact rose slightly in the U.S., as we were able to secure lower pricing from our Far East suppliers. Both our Norwegian and Swedish subsidiaries were negatively impacted by a very weak Scandanavian economy which hit the computer networking markets especially hard, causing sales price declines and drops in unit volumes. Norway was also adversely affected by a competitive situation involving former employees who established a competing company and management turnover in 2003. We expect that the factors which impacted our 2003 net sales may continue to impact our 2004 net sales.

     Cost of sales for the year ended December 31, 2003, increased to $22.7 million, compared to cost of sales of $21.0 million for the year ended December 31, 2002. Consistent with the rise in sales, this increase of $1.7 million was primarily the result of the weakening U.S. dollar. As the following table illustrates, the exchange rate difference resulted in an increase to cost of sales of approximately $1.5 million in 2003, when compared to 2002, however it had only a minimal effect on the resulting gross profit percentages (in thousands):

	2003
			Constant dollar
	Cost of sales	Currency effect(a)	cost of sales	2002
U.S.	$11,172	$—	$11,174	$10,158
Germany	1,962	(324)	1,638	1,766
Norway	3,954	(447)	3,507	3,962
Sweden	907	(152)	753	866
Czech Rep.	4,683	(615)	4,068	4,165

Total	$22,678	$(1,538)	$21,140	$20,917

Gross profit	$9,241	$(621)	$8,630	$8,747

Gross profit %	29.0%	—	29.0%	29.5%

(a)  calculated based on the conversion of 2003 local currency at the 2002 average currency exchange rate into U.S. dollars.

     Due to the aforementioned economic situation in our markets and the resulting price pressures, our gross profit percentage fell slightly in 2003 to 29.0% compared to 29.5% in the prior year. The provision for inventory impairment decreased from $538,000 in 2002 to $210,000 in 2003. During 2002, and to a lesser extent in 2003, we experienced a relatively sudden and significant decreases in demand for certain of our products caused by the worldwide economic slowdown, specifically in the markets for our goods and by an accelerating technology environment. These provisions were calculated based on the carrying value of specific inventory items compared to historical and estimated sales volumes and sales prices. Without the effect of the inventory impairment charges in each year, the gross profit would have been $9.5 million in 2003 compared to $9.2 million in 2002, while the gross profit percentage would have decreased from 31.1% in 2002 to 29.6% in 2003.

     Selling, general and administrative (“S,G & A”) expenses increased to $11.7 million for the year ended December 31, 2003, compared to $11.0 million for the year ended December 31, 2002. Again, consistent with sales and cost of sales, the increase in S,G & A expenses was primarily due to the change in value of the U.S. dollar compared to foreign currencies and the effect of that change when converting to U.S. dollar equivalents:

	2003
			Constant dollar
	S,G & A	Currency effect(a)	S,G & A	2002
U.S.	$5,314	$—	$5,314	$5,424
Germany	982	(160)	822	1,137
Norway	3,351	(379)	2,972	2,539
Sweden	633	(107)	526	505
Czech Rep.	1,443	(190)	1,253	1,350

Total	$11,723	$(836)	$10,887	$10,955

(a)  calculated based on the conversion of 2003 local currency at the 2002 average currency exchange rate into U.S. dollars.

     The decrease in U.S. expenses was primarily due to personnel and other cost reductions instituted in July 2003, which included certain employee terminations, mandatory salary reductions for a significant number of remaining employees and cuts in other expenses deemed non-essential. These cost reductions are expected to reduce our U.S. overhead by approximately $500,000 per annum. In the U.S., included in S,G,  & A expenses in 2003 were approximately $144,000 of closing costs and fees on our October 31, 2003 Bank and KBK agreements. In Germany, headcount reductions accounted for the bulk of the decrease in S,G & A expenses in 2003. Further, facility consolidations, including the move of their warehouse from Munich, Germany to Vienna, Austria in early 2004 are expected to reduce expenses at our German subsidiaries by an additional $130,000 per annum. The increase in Norwegian S,G & A expenses in 2003 was due to severance payments made to and accrued for the former managing director of approximately $490,000. We are currently litigating the requested severance in the Norwegian courts, however, due to the relatively pro-employee nature of Norwegian labor law, we have accrued the entire potential severance. On a worldwide basis, we are continuing to closely monitor our S,G & A expenses and may make additional headcount reductions if consolidated sales levels (net of currency effects) do not begin to increase in future periods. We believe that if sales increase in the future, we will see a reduction in S,G & A expenses as a percentage of net sales, since many of our S,G & A expenses are relatively fixed.

     Pursuant to a License Agreement signed in December 2003, the Company granted options to purchase 300,000 shares of its common stock to Daidone-Steffens LLC, at an exercise price of $0.90 per share. The options vest over a five year period, beginning on the date the licensed technology is transferred, under EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” the value of the options will be determined on the measurement date, which is the earlier of the commitment date or the date at which the counterparty’s performance is complete, neither of which has occurred as of December 31, 2003, in such future periods, the value of the options will be expensed.

     As a result of the above factors, the loss from operations for the year ended December 31, 2003 was $2,482,000, compared to a loss from operations of $2,278,000 for the year ended December 31, 2002, a increase in the loss from operations of $204,000.

     Interest expense increased from $202,000 in 2002 to $262,000 in 2003 based on increases in the U.S. of $46,000 and Norway of $15,000. In the U.S., the increase was due to a rise in the average interest rate from 5.22% in 2002 to 6.92% in 2003 on the Bank line of credit, along with the upfront fee of .8% and an interest rate of 7% currently on the KBK financing arrangement. See Note 4 to the Notes to Consolidated Financial Statements for further information on these U.S. financing agreements. In Norway, the additional interest was due to an increase in the average amount borrowed during 2003 compared to 2002.

     Due to a material drop in the value of the U.S. dollar in the past two years, against those foreign currencies where we conduct operations in local currency, namely Germany, Norway, Sweden and the Czech Republic, we recorded gains from foreign exchange of $189,000 and $243,000 in the years ended December 31, 2003 and 2002, respectively.

     Based on quarterly review of the note receivable from the buyer of our former wholly-owned subsidiary, we believe it is probable that the note is not fully collectible. Our assessment of the note’s collectibility is based, among other things, on our review of the buyer’s financial statements and representations from the buyer on his financial wherewithal. Accordingly, we recorded a $381,000 impairment, reducing the net balance of the note on our balance sheet to $240,000 based upon our estimation of future cash flows, discounted at the effective rate of the transaction. There is not an observable market price, nor is there a way to expeditiously attain the fair value of the collateral that underlies the loan.

     Other income (expense) varied from income of $96,000 in 2002 to income of $208,000 in 2003. The increase in 2003 was primarily due to additional realized gains recognized by the U.S. on the sale of stock and higher rental income in the Czech Republic.

     The loss before income taxes increased in 2003 to $2,700,000, compared to $2,090,000 in 2002, as a result of the factors mentioned above.

     The credit for income taxes recorded for the year ended December 31, 2003 of $23,000 consists primarily of the resolution of a $155,000 provision recorded in 2002 as a preliminary assessment for an income tax audit at the Company’s German subsidiary. The audit was completed in the second quarter of 2003 and the final assessment of $25,000, which the Company has paid, was less than anticipated. The remainder of the 2003 amount consists of income taxes recorded on the Company’s Czech Republic operations, which posted a pretax profit in 2003. For the year ended December 31, 2002 a tax provision was recorded on those European subsidiaries that recorded profitable operations for that period, Norway and the Czech Republic, along with the aforementioned tax provision on the German tax audit. Realization of substantially all of our deferred tax assets resulting from the available net operating loss carryforwards and other net temporary differences is not considered more likely than not and accordingly a valuation allowance has been provided for the full amount of such assets. We anticipate that our consolidated effective tax rate in future periods will be impacted by which of our businesses are profitable in any such future period and if we will be able to take advantage of its U.S. net operating loss carryforwards to affect taxable income in such periods.

     As a result of the foregoing factors, we incurred a net loss of $2.7 million for the year ended December 31, 2003, compared to a net loss of $2.3 million for the year ended December 31, 2002. For the year ended December 31, 2003, the loss per common share, both basic and diluted, was $.45, compared to a basic and diluted loss per common share of $.49 for the year ended December 31, 2002. Weighted average shares outstanding (basic and diluted) were 5,947,000 in 2003 and 4,686,000 in 2002.

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

     For the year ended December 31, 2002, we recorded net sales of $29.7 million, compared to net sales of $30.2 million for the year ended December 31, 2001, a decrease of $.5 million or approximately 1.7%. Revenues in 2002 include full year Intelek sales of $5.6 million compared to $1.8 million for the prior year, based on four months of ownership in 2001. Further, the declining value of the U.S. dollar increased sales in Western Europe when converted from local currency to U.S. dollars in the amount of $1.6 million. Without the impact of this acquisition and foreign currency change, revenues would have declined from $28.4 million in 2001 to $22.5 million in 2002, a decrease of $5.9 million or approximately 15.1%. This drop in net sales for our full year operations reflects the continuing depressed economic conditions in our worldwide markets, which have resulted in pricing pressures and to a lesser degree, unit reductions in volume on certain of our products. As a result, we had to adjust some of our prices downward to meet competitive situations. Gross profit percentages did not decline as well, as we were able to secure lower pricing from our suppliers. Overall, we posted net revenue declines in our U.S., Norwegian, Swedish and Russian markets of $1,500,000, $1,500,000, $400,000 and $1,500,000, respectively, before the effect of foreign currency changes. Our U.S. market was affected by an approximately 10% — 20% drop in selling prices, but we were able to maintain a relatively consistent level in unit sales. The Norwegian market’s unit volume was adversely affected by a competitive situation involving former employees who established a competing company. The Swedish and Russian markets were affected by both sales price declines and unit volume reductions. Alternatively, our German operations recorded a sales increase of $500,000 due to the employment in early 2002 of a new sales team that expanded our customer base and product line in Germany.

     Cost of sales for the year ended December 31, 2002, decreased to $21.0 million, compared to cost of sales of $22.1 million for the year ended December 31, 2001. This decrease of $1.1 million, when coupled with a smaller drop in net sales, led to a rise in gross profit to $8.7 million in 2002 compared to $8.1 million in 2001. The gross profit percentage rose in 2002 to 29.3% compared 26.7% in the prior year. This improvement in gross profit was due to two items, a decline in the amounts set aside for inventory obsolescence and a change in the sales mix to higher margin Signamax products in the U.S. The provision for inventory impairment decreased from $1,129,000 in 2001 to $538,000 in 2002. We recorded these impairment provisions based on the sudden and significant decrease in demand which began in 2001 for certain of our products caused by the worldwide economic slowdown, specifically in the technology markets for our goods. This decrease in demand had a more significant effect on our inventory in 2001, thereby requiring a greater inventory impairment charge in 2001, compared to

2002. These provisions were calculated based on the carrying value of specific inventory items compared to historical and estimated sales volumes and sales prices. Without the effect of the inventory impairment charges in each year, the gross profit would have been relatively unchanged from year to year at approximately $9.2 million, while the gross profit percentage would have increased from 30.5% in 2001 to 31.1% in 2002. The remainder of the improvement in gross margin percentage was due to the $1.2 million decrease in U.S. sales to our Russian distributor in 2002, whereby that customer, whose gross margins at 20% — 25% run lower than the historic consolidated average, accounted for a smaller percentage of U.S. sales. Essentially, these sales were replaced by sales at a higher margin.

     Selling, general and administrative (“S,G & A”) expenses increased to $11.0 million for the year ended December 31, 2002, compared to $10.5 million for the year ended December 31, 2001. The following table reconciles the S,G & A expenses for each year by segregating those items that could be considered isolated or non-recurring (in thousands):

	2002	2001
Total S,G & A expenses:	10,954	10,508
Intelek – full year	(1,350)	—
Intelek – four months	—	(553)
Options and stock for services	(93)	(161)
Goodwill amortization	—	(203)

	9,511	9,591

     Our Czech Republic subsidiary, Intelek, was purchased in August 2001, therefore only four months of operations are included in 2001. Based on the table above, operational S,G & A expenses were relatively constant from 2001 to 2002, decreasing $80,000 or less than 1%. Increases in insurance costs and marketing expenses (new computer connectivity catalog) of approximately $150,000 were offset by $200,000 in cost reductions in our U.S. workforce and other variable expenses, such as office expenses. Subsequent to the Intelek acquisition, in early 2002, we instituted expense reduction measures at Intelek, thereby decreasing S,G & A expenses at Intelek on an annualized basis from 2001 to 2002. We are continuing to closely monitor our S,G & A expenses and may make additional headcount reductions if sales levels do not begin to increase in future periods. We believe that if sales increase in the future, we will see a reduction in S,G & A expenses as a percentage of net sales, since many of our S,G & A expenses are relatively fixed.

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

     In 2001, in accordance with the provisions of Statement of Financial Accounting Standards No. 121, we determined that the carrying value of certain long-lived intangible assets associated with certain acquisitions may not be recoverable. The resulting impairment of $1,542,000 was recorded as an impairment of long-lived assets in the accompanying Consolidated Statements of Operations for the year ended December 31, 2001. No such impairment charge was required in 2002.

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

     The provision for income taxes has been recorded for the past two years on those European subsidiaries that recorded profitable operations, namely Jotec and Lanse in Norway and Intelek in the Czech Republic. Additionally, we recorded a provision of $130,000 as a result of a preliminary assessment on an in-process tax audit at our German subsidiary. For 2002, the provision is $201,000 and for 2001, the provision is $15,000. Realization of the net deferred tax assets recorded on the U.S. losses, resulting primarily from net operating loss carryforwards, is not considered more likely than not and accordingly, a valuation allowance has been recorded for the full amount of such assets. We anticipate that our consolidated effective tax rate in future periods will be impacted by which of our businesses are profitable in any such future period and if we will be able to take advantage of our U.S. net operating loss carryforwards to affect taxable income in such periods.

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

     Below is a chart setting forth our contractual payment obligations as of December 31, 2003 which have been aggregated in order to facilitate a basic understanding of our liquidity (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lines of credit	$1,888	$1,888	$—	$—	$—
Long-term debt	116	45	71	—	—
Purchase orders	5,606	5,606	—	—	—
Employment agreements	429	396	33	—	—
Operating leases	2,544	562	590	566	826

Total contractual cash obligations	$10,583	$8,497	$694	$566	$826

     We also have employment agreements with two of our officers (who are also our principal shareholders) which require annual payments of base compensation, plus, in the event we are profitable, additional bonus compensation. See Item 11, “Executive Compensation – Employment Agreements.”

     During 2002, we completed a private placement of shares of our common stock. We sold 1,187,500 shares in the private placement at a gross purchase price of $1.00 per share. The net proceeds of the placement ($942,000) were used for working capital purposes.

     At December 31, 2003, our working capital was $0, a decrease of $1.7 million from working capital of $1.7 million at December 31, 2002. Similarly, our current ratio was 1.00 at December 31, 2003, compared to 1.18 at December 31, 2002. The balance sheet accounts with the most significant changes from December 31, 2002 to December 31, 2003 were the following:

	2003	2002
Accounts receivable	$3,581,000	$4,347,000

     Accounts receivable in the U.S. declined $1.3 million in 2003 due to our new non-recourse financing agreement with KBK (see Note 4 of Notes to Consolidated Financial Statements), where invoices purchased by KBK were recognized as a sale and recorded as a reduction of accounts receivable. This decrease was partially offset by a $500,000 increase in accounts receivable at Intelek, our Czech Republic subsidiary, due to higher sales in November and December 2003 of $1.6 million, compared to $1.3 million in November and December 2002.

     At December 31, 2003, we had $1,433,000 of uncollected receivables outstanding against payments to us of $1,168,000 relating to such receivables from KBK. Because of our agreement with KBK, whereby we sell them our receivables on a non-recourse basis, these uncollected receivables and the corresponding amount we have received from KBK with respect to these receivables are not presented on our balance sheet.

	2003	2002
Due from factor	$265,000	—

     Under the KBK agreement, KBK advances funds to us at a rate of 82.5% of the invoice amount purchased by KBK. This difference, or 17.5%, less fixed fees of 0.8%, is recorded by us as an amount due from factor (KBK) and is received by us, less fees, when the invoice is paid by our customer.

	2003	2002
Inventories	$5,700,000	$5,500,000

     Inventories increased $200,000 or 4% in 2003 which is in proportion to the relative increases in sales and cost of sales.

	2003	2002
Other assets	$422,000	$122,000

     Our Norwegian subsidiary, Jotec, renegotiated their warehouse and office lease in early 2003, obtaining reimbursement of approximately $77,000 in leasehold improvements from the lessor in exchange for nominally higher monthly payments over the remaining term of the lease and a security deposit of $280,000, on which interest accrues to Jotec.

	2003	2002
Line of credit	$1,888,000	$2,457,000

     Line of credit borrowings decreased primarily as a net result of two series of transactions. First, the U.S. company used the bulk of the initial and subsequent proceeds from the KBK financing arrangement to make a $1.2 million payment against our line of credit with Commercebank, permanently reducing the outstanding balance under the line to $631,000, which matures on April 20, 2004. This was partially offset by our Norwegian subsidiary, who borrowed $534,000, net against their line of credit to finance a portion of their losses incurred in 2003.

     At December 31, 2003, we had $1,433,000 of uncollected receivables outstanding against payments to us of $1,168,000 relating to such receivables from KBK. Because of our agreement with KBK, whereby we sell them our receivables on a non-recourse basis, these uncollected receivables and the corresponding amount we have received from KBK with respect to these receivables are not presented on our balance sheet.

	2003	2002
Accounts payable	$6,588,000	$4,499,000

     In the U.S., accounts payable increased $1.8 million as a result of the following: in the fourth quarter of 2003, we increased our Signamax product inventory by $300,000 in anticipation of increased orders, overall our U.S. inventory increased $600,000 in 2003 and we financed a portion of our 2003 U.S. losses and slower payments from our European subsidiaries (due to their own operating losses) through extending payments to certain vendors.

	2003	2002
Accrued expenses	$667,000	$928,000

     The decrease in accrued expenses is primarily due to additional professional fee accruals of $190,000 in the U.S. at December 31, 2002, which were paid during 2003.

	2003	2002
Income taxes payable	$38,000	$233,000

     At December 31, 2002 we recorded a $155,000 payable as a preliminary assessment for an income tax audit at our German subsidiary. The audit was completed in the second quarter of 2003 and the final assessment of $25,000, which we have paid, was less than anticipated.

     For the year ended December 31, 2003, $449,000 of cash was provided by operations. The primary sources of cash from operations were an increase in accounts payable and accrued expenses of $1,367,000, a decrease in accounts receivable of $1,106,000 due to the KBK funding and a provision for impairment of the note receivable from the sale of our Ukrainian subsidiary. Operational uses of cash included the net loss of $2,677,000, an increase in other assets of $420,000 and an increase in due from factor of $265,000. Net cash provided by investing activities was $163,000, primarily due to proceeds on the sale of investments of $68,000 and collections on the Ukrainian note receivable of $60,000, offset by net property and equipment purchases of $80,000. Cash of $597,000 was used by financing activities primarily from the net decrease in borrowings of $585,000, based on the KBK proceeds which were used to make a permanent reduction in the U.S. line of credit, offset by additional borrowings by our Norwegian subsidiary. As a result of the foregoing, our cash position decreased $175,000 between December 31, 2002 and December 31, 2003. That decrease, combined with a decrease of $64,000 attributable to the effects of exchange rate changes on cash, produced an overall decrease in cash of $144,000. We are continuing efforts to improve our cash position through personnel and expense reductions and a reduction in our inventory.

     In January 2003, we obtained a six month extension, until July 22, 2003 of a $1.9 million U.S. based line of credit from Commercebank N.A. (“Bank”). On August 15, 2003, we signed an agreement with the Bank to extend the maturity date of the loan until September 30, 2003, with an additional extension until November 30, 2003 if certain milestones regarding minimum paydowns were achieved. The extension agreement was retroactive to July 22, 2003.

     On October 31, 2003, we signed two agreements, one an amendment with the Bank to extend the maturity date on its $1.9 million U.S. based line of credit to April 20, 2004, and an account transfer and purchase agreement with KBK Financial, Inc. (“KBK”). The initial and a subsequent funding from KBK was used to fund a permanent reduction in the Company’s line of credit with the Bank. The initial funding under the KBK agreement was $1,220,000, with $70,000 utilized to cover closing expenses and $1,150,000 applied to the Bank’s line of credit. An additional payment of $100,000 from proceeds of the KBK agreement was made in December 2003, to permanently reduce the available balance under the Bank’s line of credit to $631,000 (which is now due and payable on April 20, 2004). Borrowings from the Bank and fundings from KBK are based on specific percentages of receivables and inventories and are secured by liens on our U.S. assets, including accounts receivable and inventories. The Bank line of credit is also guaranteed by our principal shareholders, who have pledged a portion of the shares of our common stock that they own to secure their respective guarantees. The KBK factoring agreement is guaranteed, on a limited basis, with respect to matters related to the existence and validity of the purchased receivables, by our principal shareholders. Under the terms of the financing agreements, we are required to comply with certain affirmative and negative covenants and to maintain certain financial benchmarks and ratios during future periods. As of December 31, 2003, we were not in compliance with the tangible net worth and leverage covenants under the Bank’s line of credit and the current ratio and tangible net worth covenants under the KBK factoring agreement. However, the Bank and KBK have waived compliance with the financial covenants as of December 31, 2003. Additionally, we may not meet our financial covenants in future periods unless our results of operations substantially improve. As of December 31, 2003 and March 24, 2004, $631,000 was outstanding under the bank’s line of credit with no additional borrowing availability.

     The KBK agreement advances funds to us at a rate of 82.5% of the invoice amount purchased by KBK. All of our invoices to U.S. customers are available for sale under this agreement and may be offered to KBK on a daily basis, subject to a $2,000,000 funding limit. KBK can accept or reject offered invoices and is not obligated to purchase any invoices. KBK exercises control over incoming lockbox receipts to ensure that cash received on purchased invoices is collected. The KBK agreement contains fixed and variable discount rate pricing components. The fixed discount is 0.8% of the invoice amount and is payable at the time of funding. The variable rate is KBK’s base rate as established by KBK from time to time (generally the prime rate), plus 2% per annum and is payable based on the number of days from the sale of the invoice until collection. Because funds advanced under this facility are considered a sale of the particular invoices sold, we report funds advanced as a reduction of accounts receivable in the Consolidated Financial Statements. As of December 31, 2003, KBK had paid funds on $1,433,000 of purchased invoices, subject to a $2,000,000 funding limit. As of March 24, 2004, KBK had advanced net funds of $1,135,000 on purchased invoices aggregating $1,363,000.

     We are obligated to meet certain affirmative, negative and financial covenants under the agreements with its lenders. Affirmative covenants include a requirement that we deliver quarterly and annual financial statements and other reports to our lenders within prescribed time periods and provide prompt notice of any material legal proceeding that is brought against us. Negative covenants include an obligation that our lender approve the creation of new subsidiaries, any liquidations, any change of control including mergers and disposition of significant assets, any additional indebtedness for borrowed money over a certain limit, any liens on assets or any loan guarantees, any acquisitions and any transfers of assets or loans and advances to an affiliate that would have a material adverse effect. Financial covenants under the Bank’s line of credit require us, on a consolidated basis, to meet a minimum tangible net worth and a maximum debt to tangible net worth ratio at the end of each fiscal quarter. Financial covenants under the KBK agreement require our U.S. operations to meet a minimum current ratio and tangible net worth and not exceed a certain dilution percent on its accounts receivable at the end of each month.

     We were not in violation of any of the non-financial affirmative or negative covenants at December 31, 2003. However, we were in violation at December 31, 2003 of the financial covenants contained in the Bank’s line of credit and the KBK agreement, and such violations have been waived by the lenders. Further, we have, in a significant number of recent quarters violated one or more of the required financial covenants, and anticipates that we may continue to violate such financial covenants in future quarters if our results of operations do not substantially improve. While there can be no assurance, we believe that our Bank will continue to waive such future financial covenant violations during future periods. If our Bank doesn’t waive such future covenant violations, and seeks to foreclose on the assets securing the borrowings, it would likely have a material and adverse effect on our business.

     Our foreign subsidiaries also have various lines of credit available for their operations. At December 31, 2003, an aggregate of $1,257,000 was outstanding under these lines of credit and $854,000 was available for borrowing under these agreements. These lines of credit are renewable annually at the creditors’ option, and are scheduled to mature principally in April and November 2004. We believe that these, or substantially similar lines of credit will remain available to us for borrowings for at least the next 12 months.

     We have experienced net losses and diminishing working capital for each of the years ended December 31, 2003, 2002 and 2001. As of December 31, 2003, our working capital was negative. We are dependent upon generating sufficient cash flow from operations or financings to repay our liabilities.

     We believe that internally generated cash flow from operations combined with funds available under the KBK agreement and our subsidiaries’ lines of credit, will be sufficient to meet our financial obligations for the next twelve months. Additionally, our plans for 2004 and beyond include a gradual increase in sales, reductions in inventories, and continuing cost reductions, all designed to enhance cash flow from operations and liquidity. However, we are continuing to incur losses and can offer no assurance of returning to profitability. We are also considering selling debt or equity securities, including shares issuable upon the exercise of the Warrants issued in the Warrant Dividend, in order to meet current and future working capital requirements or to fund future acquisitions. There can be no assurance, however, that such debt or equity financing would be available to us on favorable terms or at all. If we are unable to generate sufficient cash flow from operations or in some other fashion, our operations and financial position will be materially and adversely affected.

     Our independent certified public accountants have included an explanatory paragraph in their report with respect to our consolidated financial statements at December 31, 2003. The paragraph states that our recurring losses from operations, working capital deficit, failure to maintain compliance with the financial covenants of our financing arrangements and maturities during 2004 of our lines of credit with financial institutions raise substantial doubt about our ability to continue as a going concern.

     We do not believe that inflation has had a material effect on our financial condition or operating results for the last several years, as we have historically been able to pass along increased costs in the form of adjustments to the prices we charge to our customers.

     We intend to establish operations under the battery license agreement (see Item 1. Business) as a separate subsidiary with its own funding. We intend to raise capital to fund our operations with respect to this project. There can be no assurance that the capital required with respect to this project will be available.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”). Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. The FASB has deferred the effective date for variable interests in VIE’s created before February 1, 2003, to our quarter ending March 30, 2004. We are currently evaluating the impact of the adoption of Interpretation No. 46. The Company has made certain transitional disclosures required by Interpretation No. 46 in Note 16 to its Consolidated Financial Statements, regarding potential VIE’s. The Company’s involvement with these entities began prior to February 1, 2003.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of this Statement generally are to be applied prospectively only. We have adopted the provisions of SFAS No. 149 effective July 1, 2003. The adoption of SFAS No. 149 did not have a material effect on our results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). This Statement is effective for financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB deferred the effective date for the classification and measurement provisions of certain mandatorily redeemable noncontrolling interests under SFAS No. 150. We have adopted the provisions of SFAS No. 150 that are effective for the year ended December 31, 2003. The adoption of SFAS No. 150 did not have a material effect on our results of operations or financial position.

     In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative guidance. The changes noted in SAB No. 104 did not have a material impact upon the Company’s results of operations and financial position.

Off Balance Sheet Arrangements

     We are not involved in any off-balance sheet arrangements.

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We are exposed to market risk from changes in interest rates, and as a global company, we also face exposure to adverse movements in foreign currency exchange rates.

     Our results of operations are affected by changes in short-term interest rates as a result of the variable interest rate contained in our credit facility. If short-term interest rates averaged 2% more in the years ended December 31, 2003, 2002 and 2001 our interest expense and loss before taxes would have increased by $43,400, $44,600 and $32,600, respectively. In the event of a change of such magnitude, management would likely take actions to mitigate our exposure to change. The increase in the interest rates on our U.S. credit facilities in 2004 will increase our interest expense and decrease our income before taxes by approximately $110,000 in 2004, compared to interest expense and income before taxes in 2003.

     Our revenues and net worth are also affected by foreign currency exchange rates due to having subsidiaries in Norway, Sweden, Germany and the Czech Republic. While our sales to subsidiaries are denominated in U.S. dollars, each subsidiary owns assets and conducts business in its local currency. Upon consolidation, the subsidiaries’ financial results are impacted by the value of the U.S. dollar. A uniform 10% strengthening as of December 31, 2003, 2002 and 2001 in the value of the dollar would have resulted in reduced revenues of $1.7 million, $1.6 million and $1.3 million, respectively. A uniform 10% strengthening as of December 31, 2003, 2002 and 2001 in the value of the dollar would have resulted in a reduction of our consolidated net worth by $78,000, $201,000 and $194,000, respectively. We periodically evaluate the materiality of foreign exchange risk and the financial instruments available to mitigate this exposure. We attempt to mitigate our foreign exchange exposures by only maintaining assets directly related to the local operations in the exposed currency wherever possible. We find it impractical to hedge foreign currency exposure and as a result will continue to experience foreign currency gains and losses in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Consolidated Financial Statements on pages F-1 through F-32.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9(a) CONTROLS AND PROCEDURES

     In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2003 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to our Company (and its consolidated subsidiaries) required to be included in our periodic SEC filings. Since the Evaluation Date, there have not been any significant changes in our internal controls, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

     Each of our directors currently holds office until his successor is elected and qualified. At present, our By-Laws provide for not less than one director nor more than twelve directors. Currently, we have five directors. Our By-Laws permit our Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of our Board of Directors. Our officers devote their full time to our business. As of March 22, 2004, the members of the Board and their length of service as Directors are as follows:

NAME	AGE	DIRECTOR POSITIONS	SINCE
Slav Stein	59	President, Chief Executive Officer and Director	1983
Roman Briskin	54	Executive Vice President, Secretary/Treasurer and Director	1984
Terrence Daidone (1)(2)	44	Director	1997
William B. Coldrick (1)(2)	62	Director	1997
Leonard Sokolow (1)(2)	47	Director	1999

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

BUSINESS EXPERIENCE

     The principal occupation and business experience for each of our Directors for at least the past five years is as follows:

     Mr. Stein is one of our founders and has been employed by us in a senior executive capacity and has been one of our Directors since our formation in 1983. Mr. Stein has been the President, Chief Executive Officer and a Director of our Company since our initial public offering in February 1997. Mr. Stein is also one of our principal shareholders. See Item 12 “Security Ownership of Certain Beneficial Owners and Management” and Item 13 “Certain Relationships and Related Transactions.”

     Mr. Briskin has been one of our senior executive officers since 1984, a Director since 1992 and has served as Executive Vice President and, Secretary/Treasurer since our IPO. Mr. Briskin is also one of our principal shareholders. See Item 12

“Security Ownership of Certain Beneficial Owners and Management” and Item 13 “Certain Relationships and Related Transactions.”

     Mr. Daidone has served as one of our Directors since January 1997. Mr. Daidone has been CEO since 2003 and Vice President of Sales and Marketing from January 1996 to 2003 of Fugate and Associates, Inc./ERS Imaging Supplies, Inc., a private corporation engaged in the collection and distribution of empty printer cartridges. From 1993 to 1996, Mr. Daidone served as Director of Mass Merchant and Other Retail Operations with Nashua Corporation, a public company engaged in the manufacturing of coated products. See Item 13 “Certain Relationships and Related Transactions”.

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

     Mr. Sokolow has been a Director of our company since November 1999. Since November 1999, Mr. Sokolow, a co-founder, has been CEO, President and a member of the Board of Directors of vFinance, Inc. which is traded over the counter. Since September 1996, Mr. Sokolow has been the President of Union Atlantic LC, a merchant, banking and strategic consulting firm specializing domestically and internationally in technology industries. Union Atlantic is a wholly owned subsidiary of vFinance, Inc. Since August 1993 Mr. Sokolow has been President of Genesis Partners, Inc., a private financial business consulting firm. Mr. Sokolow was Chairman and Chief Executive Officer of the Americas Growth Fund, Inc., a closed-end management investment company, from August 1994 to December, 1998.

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

Audit committee

The Audit Committee of our Board of Directors consists of Terrence Diadone, William B. Coldrick and Leonard Sokolow. At December 31, 2003, Messrs. Coldrick and Sokolow were independent as defined and as required by the National Association of Securities Dealers Marketplace Rules. Mr. Daidone met the independence qualifications under the NASDAQ Marketplace Rules until December 2003 when we signed a licence agreement with an entity affiliated with Mr. Diadone. We are currently seeking to add additional members to the Board of Directors so that the Company will again have three directors who meet the NASDAQ Marketplace rules requirements with respect to the composition of its audit committee. Our directors have also determined that Mr. Sokolow qualifies as an “audit committee financial expert” as defined by the rules promulgated by the Securities and Exchange Commission.

EXECUTIVE OFFICERS

     The following list reflects our executive officers, as of the date of this report, the capacity in which they serve our company, and when they took office:

NAME	AGE	EXECUTIVE POSITION	OFFICER SINCE
Slav Stein	59	President, Chief Executive Officer	1983
Roman Briskin	54	Executive Vice President and Secretary	1984
Stephen Daily	46	Vice President / Network Group	2000
John F. Wilkens	45	Chief Financial Officer	2003

BUSINESS EXPERIENCE

     Mr. Stein. See the biographical information contained in “Board of Directors.”

     Mr. Briskin. See the biographical information contained in “Board of Directors.”

     Mr. Daily became a Vice President in September 2000. Prior to his appointment, he provided consulting services to us. In 1990, Mr. Daily founded Interlink Technologies, a manufacturer of premise cabling and connectivity products, where he remained as President until 1998.

     Mr. Wilkens joined us in January 2003. Prior to joining us, for more than the previous five years, Mr. Wilkens was a Vice President and Treasurer (and during his last three years also served as the principal financial and accounting officer) of Hotelworks.com Inc., a service provider to the hospitality industry. On February 5, 2003, Hotelworks.com, Inc. filed an assignment for the benefit of its creditors in the Circuit Court for Miami-Dade County, Florida.

CODE OF ETHICS

     Our employee manual contains a code of ethical obligations. We are currently reviewing that code for compliance with the requirements of the Sarbanes-Oxley Act of 2002. If required, we expect to amend and update our Code of Ethics in fiscal 2004.

FAMILY RELATIONSHIPS

     There are no family relationships between or among any of our directors and executive officers.

ITEM 11. EXECUTIVE COMPENSATION

     The following table shows remuneration paid or accrued by us during the year ended December 31, 2003 and for each of the two preceding years, to our Chief Executive Officer and to each of our other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000:

	Annual Compensation				Long Term Compensation
				Other	Awards		Payouts
	Fiscal			Annual	Restricted	Securities		All Other
	Year	Salary	Bonus	Compensation	Stock	Underlying	LTIP	Compensation
Name and Principal Position	Ended	($)	($) (1)	($)	Awards	Options/SARs ($)	Payouts ($)	($)(2)
Slav Stein	2003	220,919	—	—	—	75,000	—	5,008
CEO	2002	242,699	—	—	—	200,000	—	10,392
	2001	217,311	—	—	—	75,000	—	10,346
Roman Briskin	2003	220,919	—	—	—	75,000	—	3,438
Executive Vice President	2002	242,699	—	—	—	200,000	—	10,392
	2001	217,311	—	—	—	75,000	—	10,346
Stephen Daily	2003	125,800	—	—	—	25,000	—	1,400
Vice President	2002	130,500	—	—	—	—	—	2,600
	2001	130,000	—	—	—	50,000	—	2,600
John F. Wilkens	2003	131,950	—	—	—	25,000	—	—
Chief Financial Officer	2002	—	—	—	—	—	—	—
	2001	—	—	—	—	—	—	—

(1)	Bonus for Messrs. Stein and Briskin is based on a percentage of pre-tax income pursuant to current employment agreements. See “Employment Agreements.”

(2)	Messrs. Stein and Briskin each receive an automobile allowance of up to $6,000 per year pursuant to the terms of their employment agreements with the Company. See “Employment Agreements.” In addition, Messrs. Stein, Briskin and Daily received partially matched contributions as part of the Company’s 401(k) Plan. Table includes value of $500,000 term life insurance policy which the Company purchases for the benefit of Mr. Stein.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table sets forth information concerning options granted under the 2003 Plan during the fiscal year ended December 31, 2003 to the persons named in the preceding summary compensation table under the caption “Executive Compensation”:

					Potential Realizable
					Value At Assumed Annual
					Rates Of Stock Price
					Appreciation For Option
	Individual Grants				Term (1)
	Number of	% of Total
	Securities	Options/SARS
	Underlying	Granted to
	Options/SARS	Employees in Fiscal	Exercise of Base
Name	Granted (#)	Year	Price ($/SH)	Expiration Date	5% ($)	10% ($)
Slav Stein	75,000	25.2%	$0.81	3/21/13	$38,200	$96,750
Roman Briskin	75,000	25.2%	$0.81	3/21/13	$38,200	$96,750
Stephen Daily	25,000	8.4%	$0.81	3/21/13	$12,750	$32,250
John F. Wilkens	25,000	8.4%	$0.81	3/21/13	$12,750	$32,250

(1)	These amounts represent assumed rates of appreciation in the price of common stock during the term of the options in accordance with rates specified in applicable federal securities regulations. Actual gains, if any, on stock option exercises will depend on the future price of common stock and overall stock market conditions. There is no representation that the rates of appreciation reflected in the table will be achieved.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

     The following table sets forth information concerning the value of unexercised stock options outstanding at the end of the 2003 fiscal year for the persons named in the preceding summary compensation table under the caption “Executive Compensation”:

			Number of	Value of
			Securities	Unexercised
			Underlying	In-The-Money
			Unexercised	Options/ SARs At
			Options/ SARs At	Fiscal Year-End ($)
			Fiscal Year-End (#)	(1)
	Shares Acquired	Value	Exercisable/	Exercisable/
Name	On Exercise (#)	Realized ($)	Unexercisable	Unexercisable
Slav Stein	—	—	675,000/230,250	2,250/4,500
Roman Briskin	—	—	675,000/230,250	2,250/4,500
Stephen Daily	—	—	83,333/16,667	750/1,500
John F. Wilkens	—	—	8,333/16,667	750/1,500

(1)	Computed based upon the difference between the closing price of our common stock at December 31, 2002 ($0.90) and the exercise price of the outstanding options. No value has been assigned to options which are not in-the-money. As of March 26, 2004, the closing price of our common stock was $0.85.

EMPLOYMENT AGREEMENTS

     On February 19, 1997, Messrs. Stein and Briskin each entered into an employment agreement with us. The term of such employment agreements (subject to earlier termination for cause) was initially for a period of five years and currently continues for successive one-year terms unless canceled by either party. During the term of such employment agreements, Messrs. Stein and Briskin are entitled to receive a base salary (calculated at $293,000 for 2004, however, Messrs. Stein and Briskin have voluntarily reduced their current salary to $198,000) which increases annually by 10 percent of the prior year’s salary plus the increase in the consumer price index, which annual increase may not, in any event, exceed 20 percent of the prior year’s salary. In addition, Messrs. Stein and Briskin are each entitled to receive an annual bonus equal to five percent of our pre-tax net income in each fiscal year. We provide each of Messrs. Stein and Briskin with an automobile allowance of up to $500 per month and Mr. Stein with a term life insurance policy in the amount of $500,000.

     In the event that during the term of such employment agreements there is a change of control of our company which has not been approved by the our Board of Directors, Messrs. Stein and Briskin will have the option to terminate their employment with us within three months of the change of control and receive a lump sum payment of $750,000 each. In such event, all previously granted stock options would become automatically vested. If the Board of Directors approves a change of control, Messrs. Stein and Briskin may terminate their employment, but would only be entitled to receive a payment equal to the prior year’s annual salary and to become automatically vested in a portion of their stock options equal to their percentage completion of the term of their employment agreement. For purposes of the employment agreements, a “change in control” is defined as an event that: (i) would be required to be reported in response to Item 6(e) of Schedule 14(a) of Regulation 14A under the Exchange Act; or (ii) causes a person other than Messrs. Stein and Briskin to beneficially own more than 30 percent of our outstanding securities. As part of such employment agreements, each of Messrs. Stein and Briskin have agreed not to compete against us for a 12-month period following the termination of their employment with us for any reason other than a change in control without the approval of the Board of Directors.

STOCK OPTION PLAN

     Our board of directors adopted a new stock option plan in March 2003 (the “2003 stock option plan”), which was ratified in August 2003 at our 2003 annual meeting of shareholders.

     Since the approval of the 2003 stock option plan, no new options have been or will be granted under our 1996 stock option plan, and any shares of common stock reserved for issuance upon the exercise of options that were not issued under such plans were cancelled. However, the terms of any option issued under the 1996 stock option plan will continue to be governed by such plan and by the option agreements currently in effect for such options. As of March 19, 2004, options to purchase 243,668 shares of our common stock were outstanding under the 1996 stock option plan.

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

     Pursuant to the 2003 stock option plan, an aggregate amount of 1,000,000 shares of our common stock were reserved for issuance upon exercise of options granted thereunder. The option price per share of common stock may be any price determined by the 2003 stock option plan administrators, except that incentive stock option grants may not be less than fair market value per share of common stock on the date of grant (or not less than 110% of the fair market value for stockholders who own more than 10% of the company’s stock). At the date of this Form 10-K, options to purchase 374,900 shares of our common stock at an exercise price of $0.81 per share were outstanding under the 2003 stock option plan.

     Pursuant to the 2003 stock option plan we may grant incentive stock options as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended, (the “Code”), and non-qualified stock options, not intended to qualify under Section 422(b) of the Code. The price at which our common stock may be purchased upon the exercise of options granted under the 2003 stock option plan will be required to be at least equal to the per share fair market value of the common stock on the date the particular options are granted. Options granted under the 2003 stock option plan may have maximum terms of not more than 10 years and are not transferable, except by will or the laws of descent and distribution. None of the incentive stock options under the stock option plan may be granted to an individual owning more than 10% of the total combined voting power of all classes of stock issued by us unless the purchase price of the common stock under such option is at least 110% of the fair market value of the shares issuable on exercise of the option determined as of the date the option is granted, and such option is not exercisable more than five years after the grant date.

     Generally, options granted under the 2003 stock option plan may remain outstanding and may be exercised at any time up to three months after the person to whom such options were granted is no longer employed or retained by us or serving on our board of directors.

     Pursuant to the 2003 stock option plan, unless otherwise determined by the compensation committee, one-third of the options granted to an individual is exercisable on the date of grant, one-third is exercisable on the first anniversary of such grant and the final one-third is exercisable on the second anniversary of such grant. However, the compensation committee of our board has the discretion to make appropriate adjustments, including accelerating the vesting, to the outstanding options granted under the 2003 stock option plan if we undergo a “change of control.” A “change in control” of AESP is generally is deemed to occur when (a) any person (other than our majority-owned subsidiary, our compensation plan or any person (other than our majority-owned subsidiary, our compensation plan or Roman Briskin and/or Slav Stein, or their affiliates) becomes the beneficial owner of or acquires voting control with respect to more than 20% of the common stock; (b) a change occurs in the composition of a majority of our board of directors during a two-year period, provided that a change with respect to a member of our board of directors shall be deemed not to have occurred if the appointment of a member of our board of directors is approved by a vote of at least 75% of the individuals who constitute the then existing board of directors; or (c) our stockholders approve the sale of all or substantially all of our assets.

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

TOTAL OPTIONS AND WARRANTS OUTSTANDING

     The following options are currently outstanding: (i) options to purchase an aggregate 597,000 shares of common stock held by consultants, advisors and licensors; (ii) options to purchase an aggregate of 1,960,500 shares of common stock held by our principal shareholders; (iii) options to purchase 523,250 shares of common stock held by non-employee directors; and (iv) options to purchase an aggregate of 553,568 shares of common stock held by current and former employees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the last fiscal year, no members of the Company’s compensation committee are or were current or former employees of the Company. Except as set forth in Item 13 “Certain Relationships and Related Transactions,” during the last fiscal year there were no material transactions between the Company and any of the members of the compensation committee.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely upon our review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), during our fiscal year ended December 31, 2003, and any Forms 5 and amendments thereto furnished to us with respect to such fiscal year, and any written representations referred to in subparagraph (b)(2)(i) of Item 405 of Regulation S-K, (i) all of our officers and directors timely filed their Section 16(a) reports and (ii) no other person who at any time during the fiscal year ended December 31, 2003 was, to our knowledge, a beneficial owner of more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, failed to file on a timely basis, as disclosed in Forms 3, 4 and 5, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     As of March 25, 2004, we had outstanding 6,143,596 shares of our common stock. The following table sets forth, as of March 25, 2004, certain information regarding our common stock owned of record or beneficially by: (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our directors; and (iii) all directors and executive officers as a group.

	Beneficial Ownership
Name and Address	of Common Stock (1)
of Beneficial Owner (1)	Shares	Percent
Slav Stein (2)	1,756,257	24.7%
Roman Briskin (2)	1,756,257	24.7%
Terrence R. Daidone (3)(4)	205,000	3.2%
William B. Coldrick (3)	187,000	3.0%
Leonard Sokolow (3)	131,250	2.1%
Steve Daily (3)(5)	100,000	1.6%
John Wilkens (3)(6)	25,000	0.4%
All directors and executive officers as a group (7 persons)(7)	4,060,764	47.2%

(1)	Unless otherwise indicated, each person named in the table has the sole voting and investment power with respect to the shares beneficially owned. The address for each beneficial owner is c/o AESP, Inc., 1810 N.E. 144th Street, North Miami, Florida 33181.

(2)	Includes options to purchase 955,250 shares of Common Stock issuable upon the exercise of vested stock options. Excludes unvested options to purchase 75,000 shares of Common Stock.

(3)	Shares of Common Stock issuable upon the exercise of vested stock options.

(4)	Excludes unvested stock options to purchase 300,000 shares of Common Stock held by Daidone-Steffens LLC, of which Mr. Daidone is a principal.

(5)	Excludes unvested stock options to purchase 25,000 shares of Common Stock.

(6)	Excludes unvested stock options to purchase 25,000 shares of Common Stock.

(7)	Includes vested stock options to purchase an aggregate of 1,956,583 shares of Common Stock.

EQUITY COMPENSATION PLANS

     The following table summarizes information, as of March 25, 2004, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	1996 Plan – 243,668 shares 2003 Plan – 759,900 shares	$ $	1.66 0.83	— 240,100
Equity compensation plans not approved by security holders(2)	2,330,750		$1.61	—
Total	3,334,318		$1.43	240,100

(1)	These plans are our 1996 and 2003 Stock Option plans. The 1996 Stock Option plan was approved by the shareholders in 1996. The 2003 Stock Option plan, which was adopted by the Board in March 2003, was ratified by the shareholders at the 2003 annual meeting of shareholders.

(2)	We have in the past issued stock options outside of a plan to our directors and principal shareholders. With the adoption of the 2003 Stock option plan, further options are not expected to be granted outside of a plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We are parties to a lease with RSB Holdings, Inc., a Florida corporation (“RSB Holdings”), pursuant to which we lease our corporate headquarters and warehouse in North Miami, Florida. We make annual payments under such lease in the amount of approximately $93,600. Messrs. Stein and Briskin each own 50 percent of the issued and outstanding common stock of RSB Holdings, and are its sole officers and directors.

     In January 2002, we converted $152,000 due to Messrs. Stein and Briskin into 190,000 shares of our Common Stock (at a conversion price of $.80 per share, which was the fair market value on the date of conversion). Such debt related, among other matters, to amounts due Messrs. Stein and Briskin through the end of 2001 under their employment agreements.

     We have entered into a licensing agreement with Daidone-Steffens LLC to refurbish batteries and resell them in the Southeastern U.S. and elsewhere. See Item 1. “Business”. Mr. Daidone is a principal of the licensor.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The aggregate fees billed to us by the independent auditors, BDO Seidman, LLP and its affiliated international firms (“BDO”) for professional services rendered in connection with the audit of our financial statements included in this Annual Report on Form 10-K for fiscal 2003, and for review of our statements included in our Quarterly Reports on Form 10-Q during fiscal 2003, totaled approximately $301,000. The aggregate fees billed to us by BDO for professional services rendered in connection with the audit of our financial statements included in our Annual Report on Form 10-K for fiscal 2002, and for the review of our financial statements included in our Quarterly Reports on Form 10-Q during fiscal 2002, totaled approximately $234,000.

Audit-Related Fees

     The aggregate fees billed to us by BDO for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements that are not already reported in the paragraph immediately above totaled approximately $38,000 and $32,000 for fiscal 2003 and 2002, respectively. These costs primarily related to services provided in connection with Registration Statements.

Tax Fees

The aggregate fees billed to us by BDO for professional services rendered by BDO for tax compliance totaled approximately $25,000 and $15,000 for fiscal 2003 and 2002, respectively. These services included preparation of our foreign and domestic tax returns and review of our domestic tax compliance information.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

(1)	Financial Statements

See “Item 8. Financial Statements and Supplementary Data” for Financial Statements included with this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

See Schedule II Valuation and Qualifying Accounts included in this Annual Report on Form 10-K.

(3)	Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company (1)
3.2	By-Laws of the Company (2)
3.3	Articles of Amendment to Amended and Restated Articles of Incorporation (2)
3.4	Second Amended and Restated By-Laws of the Company (2)
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation of AESP, Inc. (14)
3.6	Articles of Amendment to Articles of Incorporation setting forth Rights, Preferences and Limitations of Series A Preferred Stock (14)
4.1	Form of Common Stock Certificate (2)
4.3	Form of Newbridge Warrant Agreement (11)
10.1	Lease Agreement between the Company and RSB Holdings, Inc., dated July 15, 1996 (2)
10.2	Promissory Note between the Company and U.S. Advantage, dated July 15, 1996 (2)
10.3	Form of 1996 Stock Option Plan (2)
10.4	Form of Employment Agreement between the Company and Slav Stein (2)
10.5	Form of Employment Agreement between the Company and Roman Briskin (2)
10.6	Reserved
10.7	Form of Contingent Stock Option Agreement between the Company and Messrs. Stein and Briskin (2)
10.8	Amendment to 1996 Stock Option Plan (7)
10.9	Loan Agreement between the Company and Commercebank, N.A., dated September 23, 1999 (6)
10.10	Reserved
10.11	Reserved
10.12	Reserved
10.13	Reserved
10.14	Stock Purchase Agreement among the Company, CCCI and Donald Y. Daily, Jr. (5)

Exhibit
Number	Description
10.15	Amendment to Loan Agreement between the Company and Commercebank, N.A. dated as of September 2, 2000 (9)
10.16	Stock Purchase Agreement dated May 31, 2000 by and among Jotec AESP AS and the shareholders of Lanse AS (8)
10.17	Amendment to Loan Agreement between the Company and Commercebank, N.A. dated March 16, 2001 (10)
10.18	Stock Purchase Agreement dated August 29, 2001 by and among AESP Computerzubehor GmbH and Intelek spol. s.r.o. (12)
10.19	Amendment to Loan Agreement between the Company and Commercebank, N.A. dated as of September 21, 2001
10.20	Selling Agent Agreement dated as of October 28, 2002, by and among AESP, Inc., Newbridge Securities corporation and View Trade Securities, Inc. (14)
10.21	Form of Subscription Agreement between AESP, Inc. and the investors in the AESP, Inc. private placement offering completed in December 2002. (14)
10.22	Fourth Amendment to Loan Agreement by and between AESP, Inc. and Commercebank, N.A. dated January 17, 2003. (13)
10.23	Fifth Amendment to Loan Agreement by and between AESP, Inc. and Commercebank, N.A. dated August 15, 2003. (15)
10.24	Renewal Promissory Note dated August 15, 2003 by and between AESP, Inc. and Commercebank, N.A.(15)
10.25	Account Transfer and Purchase Agreement signed October 31, 2003 by and between AESP, Inc. and KBK Financial, Inc. (16)
10.26	Limited Guaranty signed October 30, 2003 by Slav Stein, President and Chief Executive Officer and Roman Briskin, Executive Vice President. (16)
10.27	Sixth Amendment to Loan Agreement by and between AESP, Inc. and Commercebank, N.A. dated October 31, 2003. (16)
10.28	Renewal Promissory Note dated October 31, 2003 by and between AESP, Inc. and Commercebank, N.A.(16)
10.29	Intercreditor Agreement dated October 31, 2003 by and between KBK Financial, Inc. and Commercebank N.A. (16)
10.30	License Agreement dated December 31, 2003 by and between AESP, Inc. and Daidone-Steffens LLC. *
10.31	2003 Stock Option Plan. (17)
21	List of Subsidiaries *
23	Consent of BDO Seidman, LLP*
31.1	Certification of Slav Stein, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of John Wilkens, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Slav Stein, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of John Wilkens, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form 8-A (SEC File No. 000-21889) filed with the SEC on December 18, 1996.

(2)	Incorporated by reference to our Registration Statement on Form SB-2, and amendments thereto (SEC File No. 333-15967), declared effective February 13, 1997.

(3)	Reserved

(4)	Reserved

(5)	Reserved

(6)	Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.

(7)	Incorporated by reference from the Company’s definitive proxy statement, dated September 10, 1999.

(8)	Incorporated by reference to our Current Report on Form 8-K filed July 10, 2000.

(9)	Incorporated by reference to our Registration Statement on Form SB-2 (SEC File No. 333-48944) filed with the SEC on October 30, 2000.

(10)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2000.

(11)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.

(12)	Incorporated by reference to our Current Report on Form 8-K filed September 7, 2001.

(13)	Incorporated by reference to our Current Report on Form 8-K filed January 27, 2003.

(14)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.

(15)	Incorporated by reference to our Current Report on Form 8-K filed August 18, 2003.

(16)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(17)	Incorporated by reference from our definitive proxy statement dated June 26, 2003.

(b)	Reports on Form 8-K

The Company filed a Form 8-K on November 21, 2003, to report that it issued a press release announcing its financial results for the three months ended September 30, 2003.

The Company filed a Form 8-K on December 2, 2003, to report that it issued a press release announcing that the Company has regained compliance with the NASDAQ SmallCap Market continuing listing maintenance standards.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AESP, INC.

By:	/s/ SLAV STEIN

Slav Stein, President and Chief Executive Officer

Date: April 1, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SLAV STEIN Slav Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2004

/s/ ROMAN BRISKIN Roman Briskin	Executive Vice President, Secretary and Director	April 1, 2004

/s/ TERRENCE R. DAIDONE Terrence R. Daidone	Director	April 1, 2004

/s/ WILLIAM B. COLDRICK William B. Coldrick	Director	April 1, 2004

/s/ LEONARD SOKOLOW Leonard Sokolow	Director	April 1, 2004

/s/ JOHN F. WILKENS John F. Wilkens	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2004

AESP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

AESP, Inc.
North Miami, Florida

     We have audited the accompanying consolidated balance sheets of AESP, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and the accompanying schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AESP, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

     Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, has a working capital deficit, failed to maintain compliance with the financial covenants of its financing arrangements and the Company’s lines of credit with financial institutions mature during 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

Miami, Florida
March 23, 2004

BDO SEIDMAN, LLP

AESP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(NOTE 1)

	December 31, 2003	December 31, 2002
ASSETS (Note 4)
CURRENT ASSETS:
Cash	$1,082	$1,226
Accounts receivable, net of allowance for doubtful accounts of $345 and $297 at December 31, 2003 and 2002, respectively	3,581	4,347
Due from factor (Note 4)	265	—
Inventories	5,700	5,500
Due from employees	21	35
Prepaid expenses and other current assets	258	372

Total current assets	10,907	11,480
Property and equipment, net (Note 3)	535	646
Goodwill (Note 2)	643	643
Deferred tax assets (Note 11)	81	144
Assets of business transferred under contractual arrangement (Note 2)	240	682
Investment in marketable equity securities (Note 7)	—	129
Other assets	422	122

	$12,828	$13,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit (Note 4)	$1,888	$2,457
Accounts payable	6,588	4,499
Accrued expenses	667	928
Accrued salaries and benefits	703	769
Income taxes payable	38	233
Customer deposits and other	995	820
Current portion of long-term debt (Note 5)	45	34

Total current liabilities	10,924	9,740
Long-term debt, less current portion (Note 5)	71	11

Total liabilities	10,995	9,751
Commitments and contingencies (Notes 1, 9 and 10)
SHAREHOLDERS’ EQUITY: (Notes 12 and 14)
Preferred stock, $.001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 20,000 shares authorized, 6,144 and 5,984 shares issued and outstanding at December 31, 2003 and 2002, respectively	6	6
Paid-in capital	13,546	13,466
(Deficit)	(11,664)	(8,975)
Deferred compensation	—	(93)
Accumulated other comprehensive (loss)	(55)	(309)

Total shareholders’ equity	1,833	4,095

	$12,828	$13,846

SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AESP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Years ended December 31,	2003	2002	2001
NET SALES (Note 6)	$31,919	$29,664	$30,183

OPERATING EXPENSES:
Cost of sales, including provision for inventory obsolescence of $210 in 2003, $538 in 2002 and $1,129 in 2001. (Note 6)	22,678	20,987	22,114
Selling, general and administrative (Notes 6, 7, 9, and 10)	11,723	10,955	10,508
Impairment of long-lived assets (Note 2)	—	—	1,542

Total operating expenses	34,401	31,942	34,164

(LOSS) FROM OPERATIONS	(2,482)	(2,278)	(3,981)

OTHER INCOME (EXPENSE):
Interest expense	(262)	(202)	(292)
Interest income	28	51	41
Exchange gains (losses)	189	243	(19)
Impairment of note receivable (Note 2)	(381)	—	—
Other	208	96	52

(Loss) before income taxes	(2,700)	(2,090)	(4,199)

(Benefit) provision for income taxes (Note 11)	(23)	201	15

NET (LOSS)	$(2,677)	$(2,291)	$(4,214)

(Loss) per common share (Note 13)	$(.45)	$(.49)	$(1.05)

(Loss) per common share – assuming dilution (Note 13)	$(.45)	$(.49)	$(1.05)

SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AESP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

	Preferred Stock		Common Stock					Accumulated	Compre-	Total
					Additional		Defer-	Other	hensive	Share-
	Shares	Par	Shares	Par	Paid-in		red	Comprehensive	Income	holders’
	Outstand.	Value	Outstand.	Value	Capital	(Deficit)	Comp.	Income (Loss)	(Loss)	Equity
Balance at December 31, 2000	—	$—	3,681	$4	$10,654	$(2,470)	$—	$(765)		$7,423
Issue common stock in connection with acquisition (Note 2)	—	—	140	—	426	—	—	—	—	426
Issue common stock in connection with exercise of stock options (Note 14)	—	—	12	—	20	—	—	—	—	20
Issue common stock, net (Note 12)	—	—	574	—	937	—	—	—	—	937
Options issued in connection with consulting services (Note 14)	—	—	—	—	161	—	—	—	—	161
Other comprehensive income (loss):
Sale of Ukrainian subsidiary (Note 2)	—	—	—	—	—	—	—	282	282	282
Unrealized gain on investment in marketable equity securities, net of tax	—	—	—	—	—	—	—	117	117	117
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(123)	(123)	(123)
Net loss	—	—	—	—	—	(4,214)	—	—	(4,214)	(4,214)

									(3,938)

Balance at December 31, 2001	—	—	4,407	4	12,198	(6,684)	—	(489)		5,029
Issue common stock, net (Note 12)	—	—	1,187	1	941	—	—	—	—	942
Issue common stock in connection with conversion of debt (Note 12)	—	—	190	1	151	—	—	—	—	152
Issue common stock in exchange for services (Note 12)	—	—	200	—	176	—	(93)	—	—	83
Other comprehensive income (loss):
Unrealized (loss) on investment in marketable equity securities, net of tax	—	—	—	—	—	—	—	(86)	(86)	(86)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	266	266	266
Net loss	—	—	—	—	—	(2,291)	—	—	(2,291)	(2,291)

									(2,111)

Balance at December 31, 2002		—	5,984	6	13,466	(8,975)	(93)	(309)		4,095
Conversion of common stock (Note 12)	230	—	(230)	—	—	—	—	—	—	—
Conversion of preferred stock (Note 12)	(230)	—	230	—	—	—	—	—	—	—
Issue common stock, net	—	—	60	—	—	—	—	—	—	—
Issue common stock in exchange for services (Notes 11 and 13)	—	—	100	—	80	—	—	—	—	80
Amortization of deferred compensation	—	—	—	—	—	—	93	—	—	93
Preferred dividends	—	—	—	—	—	(12)	—	—	—	(12)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	254	254	254
Net loss	—	—	—	—	—	(2,677)	—	—	(2,677)	(2,677)

									(2,423)

Balance at December 31, 2003	—	$—	6,144	$6	$13,546	$(11,664)	$—	$(55)		$1,833

SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AESP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

Years ended December 31,	2003	2002	2001
OPERATING ACTIVITIES:
Net (loss)	$(2,677)	$(2,291)	$(4,214)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	70	78	232
Depreciation and amortization	273	270	245
Amortization of intangibles	—	—	203
Gain on sale of securities	(39)
Provision for impairment of intangible assets	—	—	1,542
Provision for impairment of note receivable from sale of Ukrainian subsidiary	381	—	—
Provision for inventory obsolescence	210	538	1,129
Equity instruments issued in exchange for services	80	83	—
Amortization of deferred compensation	93	—	—
Deferred income taxes	2	(56)	(57)
(Increase) decrease, net of acquired and sold businesses, in:
Accounts receivable	1,106	(257)	40
Due from factor	(265)	—	—
Inventories	35	675	1,044
Prepaid expenses and other current assets	241	37	6
Other assets	(420)	98	(46)
Increase (decrease), net of acquired and sold businesses, in:
Accounts payable and accrued expenses	1,367	(762)	338
Income taxes payable	(125)	164	(198)
Customer deposits and other	117	269	170

Net cash provided by (used in) operating activities	449	(1,154)	434

INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired	—	—	(394)
Additions to property and equipment	(175)	(295)	(265)
Proceeds from sale of investments	168	78	—
Collections of loans due from employees	15	6	6
Collections on note receivable from sale of Ukrainian subsidiary	60	50	—

Net cash provided by (used in) investing activities	68	(161)	(653)

FINANCING ACTIVITIES:
Net proceeds from (payments on) lines of credit	(585)	89	(1,116)
Payment of preferred stock dividend	(12)
Proceeds from the sale of stock, net	—	942	937

Net cash provided by (used in) financing activities	(597)	1,031	(179)

Net (decrease) in cash	(80)	(284)	(398)
Effect of exchange rate changes on cash	(64)	184	(45)
Cash, at beginning of period	1,226	1,326	1,769

Cash, at end of period	$1,082	$1,226	$1,326

SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AESP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

Years ended December 31,	2003	2002	2001
Supplemental information:
Cash paid for:
Interest	$241	$202	$253
Taxes	107	65	197
Non-cash transactions:
Fair value of acquired businesses’ assets	—	—	$1,909
Cash paid for acquired businesses	—	—	639
Common stock issued for acquisitions	—	—	427
Note issued for acquisition	—	—	213

Liabilities incurred and assumed	$—	$—	$630

Note in exchange for sale of business	$—	$—	$772

Conversion of debt to equity	$—	$152	$—

SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AESP, INC. AND SUBSIDIARIES
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS	AESP, Inc. (AESP) is primarily a wholesaler of computer networking products whose customers are computer distributors, dealers and retailers, as well as a manufacturer of custom, private labeled products to the communications, medical and computer markets. AESP’s customers are principally located in the U.S. and Western and Eastern Europe. AESP generally grants credit to customers without collateral.

SUBSIDIARIES AND BASIS OF PRESENTATION	AESP and its subsidiaries are based and operate in the United States, Sweden, Germany, the Czech Republic and Norway. The functional and reporting currency for statutory purposes is the United States Dollar, Swedish Krona, European Union Euro, Czech Koruny and Norwegian Krone. The foreign financial statements have been translated to United States Dollars (U.S. $) using a methodology consistent with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”. Assets and liabilities are translated to U.S. dollars at the rate prevailing on the balance sheet date and the statements of operations have been translated from the functional currency to U.S. dollars using an average exchange rate for the applicable period. Results of this translation process are accumulated as a separate component of shareholders’ equity.

RECLASSIFICATIONS	Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation.

PRINCIPLES OF CONSOLIDATION	The accompanying consolidated financial statements include the accounts of AESP and its subsidiaries (collectively, the “Company”). Intercompany transactions and balances have been eliminated in consolidation.

ACCOUNTS RECEIVABLE	Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to distributors and original equipment manufacturers involved in a variety of industries including communications, computers and high-performance consumer electronics. The Company performs continuing evaluations of its customers’ financial condition and although it generally does not require collateral, letters of credit or deposits may be required from customers in certain circumstances.

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

AESP, INC. AND SUBSIDIARIES
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES	Inventories consist of finished goods available for sale and are stated at the lower of cost or market using the first-in, first-out method.

MARKETABLE EQUITY SECURITIES	Marketable equity securities are available for sale and carried at market value. Unrealized gains or losses are reported, net of income taxes in other comprehensive income, as a separate component of shareholders’ equity.

PROPERTY AND EQUIPMENT	Property and equipment is recorded at cost. Depreciation and amortization are computed by the straight-line and accelerated methods based on the estimated useful lives of the related assets of 3 to 10 years. Leasehold improvements and capital leases are amortized over the shorter of the life of the asset or the term of the lease.

REVENUE RECOGNITION	The Company’s customers include original equipment manufacturers, distributors and other value added resellers. Sales are generally not made directly to end-users of the Company’s products.

Revenues are recognized at the time of shipment to customers, by which time the customer has agreed to purchase the merchandise, is obligated to pay the fixed, reasonably collectible sales price and ownership and risk of loss has passed to the customer.

The Company’s sales are generally not subject to rights of future return. Warranties are provided on certain of the Company’s networking products for periods ranging from five years to the lifetime of the product. The Company estimates provisions for sales returns, allowances, product warranties and losses on accounts receivable based upon factors including historical and current experience and trends.

The Company’s aggregate product warranty provision and changes in the associated liability during the three year period ended December 31, 2003 are nominal.

The Company’s credit policy provides for an evaluation of the credit worthiness of new customers and for continuing evaluations of customers’ financial condition and credit worthiness. Although the Company generally does not require collateral, letters of credit or deposits may be required from customers.

The Company includes shipping and handling fees billed to customers as revenues. Costs of sales include outbound freight and preparing customers’ orders for shipment. Included in net sales in the accompanying consolidated statements of operations for the years ended December 31, 2003, 2002, and 2001 are shipping and handling fees of $741,000, $723,000, and $926,000, respectively.

ADVERTISING COSTS	Advertising costs incurred amounted to $573,000, $767,000 and $1,100,000 for the three years ended December 31, 2003, 2002 and 2001, respectively. The Company expenses advertising costs as incurred.

AESP, INC. AND SUBSIDIARIES
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES	The Company is subject to taxation in the United States, Germany, Sweden, the Czech Republic and Norway and, accordingly, calculates and reports the tax charges in accordance with applicable statutory regulations. For the purpose of these financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” for all periods presented. Under the asset and liability method of SFAS 109, deferred taxes are recognized for differences between financial statement and income tax bases of assets and liabilities. The Company does not expect to remit earnings from its foreign subsidiaries. Accordingly, during 2003, 2002 and 2001, the Company did not provide for deferred taxes on unremitted foreign earnings.

USE OF ESTIMATES	The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimated amounts.

EARNINGS (LOSS) PER SHARE	Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an antidilutive effect on earnings (loss) per share are excluded from the calculation.

STOCK-BASED COMPENSATION	The Company has granted stock options to key employees, executive officers and directors under stock option plans that are more fully described in Note 14. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees”, as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation”. Stock-based employee compensation cost is not reflected in net income as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended, (“SFAS 123”) to stock-based employee compensation (in thousands, except per share amounts):

AESP, INC. AND SUBSIDIARIES
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

YEAR ENDED DECEMBER 31,	2003	2002	2001
Net (loss) available to common shareholders as reported	$(2,689)	$(2,291)	$(4,214)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(276)	(443)	(581)

Pro forma net (loss) available to common shareholders	$(2,965)	$(2,734)	$(4,795)

Basic (loss) per share as reported	$(.45)	$(.49)	$(1.05)

Basic (loss) per share – pro forma	$(.50)	$(.58)	$(1.19)

Diluted (loss) per share as reported	$(.45)	$(.49)	$(1.05)

Diluted (loss) per share – pro forma	$(.50)	$(.58)	$(1.19)

SFAS 123 requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company’s employee stock options had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003; no dividend yield percent; expected volatility of 112.0%; weighted average risk-free interest rates of approximately 4.75%; and an expected life of 10 years. The following assumptions were used for grants in 2002; no dividend yield percent; expected volatility of 115.0%; weighted average risk-free interest rates of approximately 4.8%; and expected lives from 5 to 9 years. The following assumptions were used for grants in 2001: no dividend yield percent; expected volatility of 74.0%; weighted average risk-free interest rates of approximately 5.0%, and expected lives from 5 to 9 years.

PREFERRED STOCK	The Board of Directors of the Company is expressly authorized to provide for the issuance of the shares of preferred stock in one or more series of such stock, and by filing a certificate pursuant to applicable law of the State of Florida, to establish or change from time to time the number of shares to be included in each such series, and to fix the designations, powers, preferences and the relative participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof.

GOODWILL	In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”).

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the

\

AESP, INC. AND SUBSIDIARIES
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

guidance in SFAS 142. The Company adopted SFAS 142 during the quarter ended March 31, 2002. The principal effect of the adoption of SFAS 142 was to eliminate amortization of the Company’s goodwill effective January 1, 2002.

IMPAIRMENT OF LONG-LIVED ASSETS	The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

RECENT ACCOUNTING PRONOUNCEMENTS	In January 2003, the Financial Accounting Standards Board (FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”). Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. The FASB has deferred the effective date for variable interests in VIEs created before February 1, 2003, to our quarter ending March 30, 2004. We are currently evaluating the impact of the adoption of Interpretation No. 46. The Company has made certain transitional disclosures required by the Interpretation No. 46 in Note 16 to its Consolidated Financial Statements. The Company’s involvement with these entities began prior to February 1, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No.149”). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30,

AESP, INC. AND SUBSIDIARIES
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2003. The provisions of this Statement generally are to be applied prospectively only. We have adopted the provisions of SFAS No. 149 effective July 1, 2003. The adoption of SFAS No. 149 did not have a material effect on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). This Statement is effective for financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have adopted the provisions of SFAS No. 150 that are effective for the year ended December 31, 2003. The adoption of SFAS No. 150 did not have a material effect on our results of operations or financial position.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative guidance. The changes noted in SAB No. 104 did not have a material impact upon the Company’s results of operations and financial position.

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GOING CONCERN	The Company has experienced net losses and diminishing working capital for each of the years ended December 31, 2003, 2002 and 2001. As of December 31, 2003, the Company had a working capital deficit of approximately $17,000. The Company is dependent upon generating sufficient cash flow from operations or financings to repay its liabilities.

During 2003, the Company obtained extensions of the maturity of its $1.9 million U.S. based Bank line of credit agreement, which currently matures on April 20, 2004. The Bank line of credit is collateralized by all U.S. assets, except accounts receivable sold under the KBK agreement discussed below, and is also guaranteed by the Company’s principal shareholders, who have pledged a portion of the shares of the Company’s common stock that they own to secure their respective guarantees. Under the terms of the agreement, the Company is required to comply with certain affirmative and negative covenants and to maintain certain financial benchmarks and ratios. As of December 31, 2003, the Company was not in compliance with the tangible net worth and leverage covenants under the Bank line of credit. However, the Bank has waived compliance with the financial covenants as of December 31, 2003. As of December 31, 2003, $631,000 was outstanding under the Bank line of credit with no availability for additional borrowing based on applicable borrowing base formulas. The line of credit matures and is payable in full on April 20, 2004. The Bank has advised the Company that it will not be renewing the line of credit. If the Bank seeks to foreclose on the assets securing the borrowings, it would have a material and adverse effect on the Company’s business.

On October 31, 2003, the Company entered into an account transfer and purchase agreement with KBK Financial, Inc. (“KBK”). KBK advances funds to the Company at a rate of 82.5% of the invoice amount purchased by KBK. All of the Company’s invoices to U.S. customers are available for sale under this agreement and may be offered to KBK on a daily basis, subject to a $2,000,000 funding limit. KBK can accept or reject offered invoices and is not obligated to purchase any invoices. The KBK agreement expires in October 2005, subject to cancellation by either party upon 30 days notice. The initial and a subsequent funding from KBK was used to fund the partial paydowns on the Bank line of credit. Financial covenants under the KBK agreement require the Company’s U.S. operations to meet a minimum current ratio and tangible net worth. As of December 31, 2003, the Company was not in compliance with the tangible net worth covenant under the KBK agreement. However, KBK has waived compliance with the financial covenant as of December 31, 2003. Additionally, the Company may not meet its financial covenants in future periods unless its results of operations

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

substantially improve. As of December 31, 2003, KBK had paid funds on $1,433,000 of purchased invoices, subject to a $2,000,000 funding limit.

The Company’s foreign subsidiaries also have various lines of credit available for their operations. At December 31, 2003, an aggregate of $1,257,000 was outstanding under these lines of credit and $854,000 was available for borrowing under these agreements. Although these lines of credit mature during 2004, the Company believes that the lines will be renewed on substantially the same terms.

The Company has, in a significant number of recent quarters violated one or more of the required financial covenants, and anticipates that it may continue to violate such financial covenants in future quarters if its results of operations do not substantially improve. While there can be no assurance, the Company believes that its funding sources will continue to waive such financial covenant violations during future periods. If the Company’s lenders don’t waive such future covenant violations, and seek to foreclose on the assets securing the borrowings, it would have a material and adverse effect on the Company’s business.

The Company believes that internally generated cash flow from operations combined with funds available under the KBK agreement and its subsidiaries’ lines of credit, will be sufficient to meet its financial obligations for the next twelve months. Additionally, the Company’s plans for 2004 and beyond include a gradual increase in sales, reductions in inventories, and continuing cost reductions, all designed to enhance cash flow from operations and liquidity. However, the Company is continuing to incur losses and can offer no assurance of returning to profitability. The Company’s lessor, RSB Holdings (a related party) may loan funds to the Company through borrowing against its equity in the Company’s corporate facility. The Company is also considering selling debt or equity securities, including shares issuable upon the exercise of the warrants issued in the Warrant Dividend, in order to meet current and future working capital requirements or to fund future acquisitions. There can be no assurance, however, that such debt or equity financing would be available to the Company on favorable terms or at all. If the Company is unable to generate sufficient cash flow from operations or in some other fashion, its operations and financial position will be materially and adversely affected.

The Company’s recurring losses, working capital deficit, failure to maintain compliance with the financial covenants of its financing arrangements and maturity during 2004 of its lines of credit with financial institutions raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. ACQUISITIONS AND DIVESTITURES	In August 2001, the Company completed the acquisition of Intelek spol. s.r.o., a Czech Republic manufacturer and distributor of networking hardware and wireless networking products, for a purchase price of $1,065,700, consisting of $426,142 in cash (including expenses), a $213,000 note (paid in August 2002) and 139,398 shares of the Company’s common stock (valued at $426,558). The terms and conditions had been agreed to by the parties in June 2001. This acquisition was accounted for under the purchase method, whereby the purchase price was allocated to the underlying assets and liabilities based on their estimated fair values.

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal assets and liabilities acquired approximated the following (in thousands):

Current assets	$1,700
Property, plant and equipment	130
Intangible assets	532

Total assets	$2,362
Current liabilities	1,296

Net assets acquired	$1,066

The acquisition was undertaken in connection with the Company’s efforts to increase European market share. As a result of the acquisition, the Company expected to benefit from synergies of product lines, introduction of its existing product lines into a new geographic market and from the acquired company’s experience in wireless technology and fiber optic cable assembly. The preliminary purchase price allocation resulted in recording an intangible asset for the estimated value of the acquired Company’s expected on-going non-contractual, non-separable, relationships with its customers of $532,091.

The accompanying consolidated financial statements include the results of operations of the acquired business since the date of acquisition. The following unaudited pro forma information presents the results of operations of the Company as if the Intelek acquisition had occurred on January 1 of the year immediately prior to the actual purchase date. (in thousands, except per share amounts):

YEAR ENDED DECEMBER 31,	2001
Pro Forma net sales	$34,916
Pro Forma net (loss)	(3,978)
Pro Forma net (loss) per common share	$(.99)
Pro Forma net (loss) per common share – assuming dilution	$(.99)

Subsequent operations through December 31, 2001, and continuing thereafter, demonstrate that the acquired customer relationships and expected benefits of the acquisition would not be fully realizable. As further discussed below, an impairment write-down of goodwill of $214,000 was recorded in the accompanying 2001 consolidated statement of operations.

In January 2001, the Company sold its wholly owned Ukrainian subsidiary for the approximate book value of $772,000 in exchange for a ten year note bearing interest at eight (8%) per annum, collateralized by the ownership interest in the former subsidiary. Until the note is satisfied, the former subsidiary is required to purchase all goods from AESP. The Company has deferred recognition of the sale. At December 31, 2003, based on the recent historical trends of the financial results of the former subsidiary and a present value analysis of projected undiscounted cash flows from expected future note payments, the Company determined that the carrying value of the note receivable may not be fully recoverable. Accordingly, an impairment of $381,000 was recorded against this note.

During the year ended December 31, 2001, based on then current market conditions and an analysis of projected undiscounted cash flows calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of”, the Company determined that the carrying value of certain long-lived assets associated with the Company’s 1997 purchase of Focus Enhancement’s Networking Division (Focus), March 1999 purchase of CCCI, May 2000 purchase of Lanse AS, and August 2001 purchase of Intelek spol. s.r.o. may not be recoverable. The resultant impairment necessitated a write-down of goodwill of approximately $331,000 related to Focus, $317,000 related to CCCI, $680,000 related to Lanse

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS, and $214,000 related to the customer relationships of Intelek spol. s.r.o. The estimated fair value of these long-lived assets was determined by calculating the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

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

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Based on projected future cash flows of each of the Company’s reporting units and a comparison to each reporting unit’s carrying amount as of January 1, 2002, the Company did not record any goodwill impairment. In addition, the Company performed its required annual impairment test of goodwill as of December 31, 2003 and 2002 and did not record any goodwill impairment.

As of December 31, 2003, the Company has approximately $643,000 of goodwill arising from prior years’ acquisitions of Lanse and Intelek, both of which reported net income in 2003.

Prior to adoption of SFAS No. 142, the Company amortized goodwill on a straight-line basis over periods ranging from 7-15 years.

Had SFAS No. 142 been in effect for the year ended December 31, 2001, net (loss) income and (loss) earnings per common share would have been as follows (in thousands, except per share amounts):

2001
Net (loss) income as reported	$(4,214)
Add back: Goodwill amortization	93

Adjusted net (loss) income	$(4,121)
Earnings (loss) per common share as reported	$(1.05)
Add back: goodwill amortization	.03

Adjusted earnings (loss) per common share	$(1.02)
Diluted earnings (loss) per common share as reported	$(1.05)
Add back: goodwill amortization	.03

Adjusted diluted earnings (loss) per common share	$(1.02)

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY AND EQUIPMENT	Property and equipment consists of the following (in thousands):

DECEMBER 31,	2003	2002
Land and buildings	$143	$110
Leasehold improvements	326	390
Capital leases	141	63
Office equipment	970	931
Machinery and equipment	389	355
Furniture and fixtures	212	212
Vehicles	98	98

	2,279	2,159
Less: accumulated depreciation and amortization	1,744	1,513

	$535	$646

4. LINES OF CREDIT AND OTHER FINANCING ARRANGEMENTS

     Lines of credit are comprised of the following (dollar amounts in thousands):

	2003	2002
Prime + 7% (11.00% at December 31, 2003) line of credit with a U.S. financial institution in the maximum amount of $631 at December 31, 2003 and $1,900 at December 31, 2002, due April 20, 2004, collateralized by all U.S. assets except certain accounts receivable; guaranteed by the Company’s principal shareholders	$631	$1,893
Variable rate, at the financial institutions quoted rate, (5.25% at December 31, 2003) lines of credit with two Czech Republic financial institutions in the maximum amount of $952 (reduced to $789 on January 31, 2004), due November 2004 collateralized by all assets of the Company’s Czech Republic subsidiary; guaranteed by one of the Company’s German subsidiaries	421	540
Variable rate, at the financial institutions’ quoted rate, (9.00% - 10.97% at December 31, 2003) lines of credit with two German financial institutions in the maximum amount of $143, due December, 2004, collateralized by all assets of the Company’s German subsidiaries	52	19
Variable rate, at the financial institutions quoted rate, (6.70% at December 31, 2003) line of credit with a Norwegian financial institution in the maximum amount of $671, due March 31, 2004 collateralized by all assets of the Company’s Jotec subsidiary	534	—
Variable rate, at the financial institutions quoted rate, (8.35% at December 31, 2003) line of credit with a Swedish financial institution in the maximum amount of $345, due June 2004 collateralized by all assets of the Company’s Swedish subsidiary	250	5

	$1,888	$2,457

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 31, 2003, the Company signed two agreements, one an amendment with its U.S. financial institution (“Bank”) to extend the maturity date on its $1.9 million U.S. based line of credit to April 20, 2004, and an account transfer and purchase agreement with KBK Financial, Inc. (“KBK”). The initial and a subsequent funding from KBK was used to fund a permanent reduction in the Company’s line of credit with the Bank. The initial funding under the KBK agreement was $1,220,000, with $70,000 utilized to cover closing expenses and $1,150,000 applied to the Bank’s line of credit. An additional payment of $100,000 from proceeds of the KBK agreement was made in December 2003, to permanently reduce the available balance under the Bank’s line of credit to $631,000 (which is due and payable on April 20, 2004). Borrowings from the Bank are secured by liens on the Company’s U.S. assets, including non-factored accounts receivable and inventories. The Bank line of credit is also guaranteed by the Company’s principal shareholders, who have pledged a portion of the shares of the Company’s common stock that they own to secure their respective guarantees. The KBK factoring agreement is guaranteed, on a limited basis, with respect to matters related to the existence and validity of purchased receivables, by the Company’s principal shareholders. Under the terms of the agreements, the Company is required to comply with certain affirmative and negative covenants and to maintain certain financial benchmarks and ratios during future periods. As of December 31, 2003, the Company was not in compliance with the tangible net worth and leverage covenants under the Bank’s line of credit and the current ratio and tangible net worth covenants under the KBK factoring agreement. However, the Bank and KBK have waived compliance with the financial covenants as of December 31, 2003. Additionally, the Company may not meet its financial covenants in future periods unless its results of operations substantially improve.

In connection with the most recent Bank line of credit extension, the interest rate on the line of credit was prime + 7% for the period between December 31, 2003 and January 31, 2004, prime + 8% for the period between February 1, 2004 and March 31, 2004 and will be prime + 9% for the period between April 1, 2004 and April 20, 2004. The Company is currently seeking new financing to replace the remaining balance on the Bank’s line of credit. However, while the Company expects to be able to repay the remaining balance on the line of credit, there can be no assurance that it will be able to do so.

The KBK agreement advances funds to the Company at a rate of 82.5% of the invoice amount purchased by KBK. The portion of the invoices not advanced to the Company are recorded as a due from factor until the invoice is paid by the customer, at which point the Company receives the remaining proceeds, less fees. All of the Company’s invoices to U.S. customers are available for sale under this agreement and may be offered to KBK on a daily basis, subject to a $2,000,000 funding limit. KBK can accept or reject offered invoices and is not obligated to purchase any invoices. KBK exercises control over incoming lockbox receipts to ensure that cash received on purchased invoices is collected. The KBK agreement contains fixed and variable discount rate pricing components. The fixed discount is 0.8% of the invoice amount and is payable at the time of funding. The variable rate is KBK’s base rate as established by KBK from time to time (generally the prime rate), plus 2% per annum and is payable based on the number of days from the sale of the invoice until collection. The

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreement is terminable by either party upon 30 days notice and immediately by KBK upon default by the Company. In the event of termination by the Company prior to November 2005, a termination fee of up to $40,000 may be due. The Bank and KBK have entered into an intercreditor agreement governing their respective priorities in the assets of the Company securing their respective financings. Because funds advanced under this facility are considered a sale of the particular invoices sold, the Company reports funds advanced as a reduction of accounts receivable in the Consolidated Financial Statements.

In connection with the KBK agreement, the Company expensed a $40,000 cash fee and the $80,000 market value of the 100,000 shares of its common stock issued to Newbridge Securities for services in connection with that transaction.

The Company will likely not meet its financial covenants in future periods unless its results of operations substantially improve. While there can be no assurance, the Company expects that its lenders will continue to waive covenant violations during future periods. The Bank has advised that at this time it will not renew the line of credit. While the Company expects to be able to find alternative financing, there can be no assurance that it will be able to do so. The Company believes that its internally generated cash flow from operations including operating cost reductions, combined with its lines of credit and the KBK agreement, will be sufficient to fund current operations for the next twelve months, provided efforts to increase working capital and to obtain a replacement U.S. line of credit are successful. The Company may also consider selling debt or equity securities in order to meet current and future working capital requirements (including amounts due on the currently outstanding debt with the Bank) or to fund future acquisitions. If the Company is unable to generate sufficient cash flow from operations or in some other fashion, or reduce expenses, its operations will be materially and adversely affected.

5. LONG-TERM DEBT      Long-term debt comprised the following (dollar amounts in thousands):

	2003	2002
8.5% capital leases, payable $5 monthly through August 2006	116	45
Less current portion	45	34

	$71	$11

At December 31, 2003, scheduled maturities of long-term debt, are (in thousands):

2004	$45
2005	45
2006	26

$116

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. OPERATING SEGMENTS	The Company’s operations, consisting primarily of sales of computer networking products, are handled by each of its subsidiaries operating in their respective countries. Accordingly, management operates its business based on a geographic basis, whereby sales and related data is attributed to the AESP entity that generates such revenues. Segment information is presented below for each significant geographic region (in thousands).

		Western
	United States	Europe	Elimination	Total
Year ended December 31, 2003:
Sales to unaffiliated customers	$15,706	$16,213	$—	$31,919
Transfers between geographical areas	2,337	—	(2,337)	—

Total sales	18,043	16,213	(2,337)	31,919

Operating income (loss)	(807)	(1,735)	60	(2,482)
Income (loss) before income taxes	(1,293)	(1,467)	60	(2,700)
Identifiable assets	6,182	8,109	(1,463)	12,828
Year ended December 31, 2002:
Sales to unaffiliated customers	$14,070	$15,594	$—	$29,664
Transfers between geographic areas	2,081	—	(2,081)	—

Total sales	16,151	15,594	(2,081)	29,664

Operating income	(1,586)	(694)	2	(2,278)
Income (loss) before income taxes	(1,628)	(464)	2	(2,090)
Identifiable assets	7,241	8,053	(1,448)	13,846
Year ended December 31, 2001:
Sales to unaffiliated customers	$17,048	$13,135	$—	$30,183
Transfers between geographic areas	2,041	—	(2,041)	—

Total sales	19,089	13,135	(2,041)	30,183

Operating income (loss)	(2,461)	(1,673)	153	(3,981)
Income (loss) before income taxes	(2,665)	(1,687)	153	(4,199)
Identifiable assets	7,825	7,525	(1,107)	14,243

Identifiable assets are those assets, that are identified with the operations based in each geographic area. Foreign sales, including foreign sales of AESP, for the years ended December 31, 2003, 2002 and 2001 approximated 65%, 63% and 59%, respectively, of consolidated revenues.

No supplier accounted for more than 10% of purchases in 2003, 2002 or 2001.

Sales by the Company’s United States business segment to the exclusive distributor in Russia, AESP-Russia, amounted to approximately 12% of net sales for 2003, 10% of net sales for 2002 and 14% of net sales for 2001.

During the years ended December 31, 2003, 2002 and 2001, the Company recorded provisions for inventory obsolescence for certain specific inventory items in the U.S. and Western Europe to reduce the

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

items to their estimated realizable value in the following amounts (in thousands):

	2003	2002	2001
U.S.	$—	$162	$635
Western Europe	$210	376	494

	$210	$538	$1,129

7. RELATED PARTY TRANSACTIONS	During the year ended December 31, 2001, the Company settled a contractual dispute with Focus Enhancements, Inc. (Focus) and received 150,000 shares of Focus common stock, recorded upon receipt at an estimated market/cost of $153,000. During the year ended December 31, 2002, the Company sold an aggregate of 54,000 shares, realizing proceeds of $78,000 and recording a realized gain of $23,000. Unrealized subsequent appreciation in market value amounted to $31,000 at December 31, 2002. During the year ended December 31, 2003, the Company sold its remaining 96,000 shares, realizing proceeds of $168,000 and recording a realized gain of $39,000. A member of the Company’s Board of Directors is also a director of Focus.

In December 2003, the Company entered into a license agreement with an entity affiliated with one of its directors. The license will permit the Company to use battery restoration technology currently being developed to revitalize used cell phone batteries and other battery products and market the restored batteries exclusively in the southeastern United States and on a non-exclusive basis worldwide.

No upfront fees were paid with respect to this license. However, the Company agreed:

•	To issue a ten year option to the licensor to purchase 300,000 shares of our common stock at an exercise price of $.90 (vesting 100,000 shares once the production line is in place and thereafter ratably over a four-year period),

•	To purchase all of our battery requirements from the licensor for cost plus 22%, and

•	To pay a royalty of $.50 for each battery sold.

In accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” the value of the options will be determined on the measurement date, which is the earlier of the commitment date or the date at which the counterparty’s performance is complete, neither of which has occurred as of December 31, 2003.

There can be no assurance that the licensor’s technology will be commercially feasible or that we can develop a profitable and cash flow positive operation using the licensed technology.

8. FINANCIAL INSTRUMENTS	The carrying amounts of financial instruments including accounts receivable, due from factor, note receivable, accounts payable and debt approximated fair value due to the relatively short maturity, the interest rate and other terms of the note receivable, and the variable interest rate based on the prime rate for most of the debt. Marketable equity securities are carried at market value.

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. COMMITMENTS AND CONTINGENCIES	The Company has entered into employment agreements, expiring in February 2005, with its two principal shareholders which include minimum annual individual compensation for 2004 of $293,000 (voluntarily reduced to a current salary of $198,000 for 2004) plus performance bonuses. The agreements provide for annual increases, as defined. In the event of a change in control of the Company (as defined) the shareholders may terminate their employment with the Company for a lump sum payment of $750,000 to each. In addition, the Company provides them with an automobile allowance.

The Company rents office space and warehouse under non-cancelable leases. The minimum future rental commitment for leases in effect at December 31, 2003, including leases to related parties, approximates the following (in thousands):

Years Ending December 31, 2004	$562
2005	307
2006	283
2007	283
2008	283
Thereafter	826

$2,544

The Company leases, under a lease expiring in July 2004, office and warehouse space from an entity owned by the principal shareholders of the Company at $7,800 per month.

Rent expense in 2003, 2002 and 2001 aggregated approximately $672,000, $651,000 and $497,000, respectively, including $93,600, $93,600 and $93,600 for the years 2003, 2002 and 2001, respectively, paid to related parties.

10. EMPLOYEE BENEFIT PLAN	The Company has a defined contribution plan for its U.S. employees established pursuant to Section 401(k) of the Internal Revenue Code. Employees contribute to the plan a percentage of their salaries, subject to certain dollar limitations and the Company matches a portion of the employees’ contributions. The Company’s contributions to the plan for the years ended December 31, 2003, 2002 and 2001 aggregated $16,829, $29,479 and $45,263, respectively.

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES	The following are the components of income tax expense (benefit), in thousands:

	Year Ended December 31
	2003	2002	2001
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	(86)	257	72

	(86)	257	72

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	63	(56)	(57)

	63	(56)	(57)

	$(23)	$201	$15

The Company intends to invest the undistributed earnings of the foreign subsidiaries in their respective countries. Accordingly, no provision for United States income taxes on undistributed earnings is required.

The reconciliation of income tax computed at the United States federal statutory tax rate of 34% to income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31
	2003	2002	2001
Tax (benefit) at the United States statutory rate	$(918)	$(711)	$(1,428)
State income tax (benefit) net of federal benefit	(98)	(76)	(152)
Differences in effective income tax rates of other countries	(53)	118	(171)
Other permanent differences, net	(41)	(35)	25
Valuation allowance adjustment	1,087	905	1,741

Total	$(23)	$201	$15

The provision for foreign income taxes relates to Norway, Sweden, Germany and Czech Republic. The statutory tax rates in Norway, Sweden, Germany and the Czech Republic range from 35% to 28%.

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (in thousands):

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2003	2002
Deferred Tax Assets
Allowance for doubtful accounts	$130	$91
Inventory	739	653
Net operating loss carry forward	3,667	2,764
Depreciation	86	81
Intangible assets	684	723
Stock issued in exchange for services	321	291

	5,627	4,603
Valuation allowance	(5,546)	(4,459)

Total deferred tax asset, net	$81	$144

Realization of substantially all of the Company’s deferred tax asset at December 31, 2003 is not considered to be more likely than not and accordingly a $5,546 valuation allowance has been provided.

As of December 31, 2003, the Company has available net operating loss carryforwards of approximately $10,000,000 principally for U.S. purposes expiring from 2018 through 2023.

12. COMMON STOCK	In June 2003, the Company distributed to the holders of its outstanding common stock (the “Warrant Dividend”), as of the record date of April 10, 2003, on a pro-rata basis, common stock purchase warrants to purchase one share of common stock for each share owned as of the record date (the “Warrants”). Warrants to purchase 5,984,000 shares were issued in the Warrant Dividend. The Warrants are non-transferable. The Warrant exercise period commenced on September 23, 2003, which is the date following the date of effectiveness of a registration statement registering the sale of the shares of common stock underlying the Warrants and will continue for a period of one-year thereafter, unless the Company’s Board of Directors extends the period further. In March 2004 the Company reduced the exercise price of the warrants from $2.50 per share. The current exercise price of the Warrants is as follows:

Until June 15, 2004, the Warrants are exercisable at an exercise price of $1.25 per share, and

Thereafter, until September 23, 2004 (the current expiration date of the warrants), the Warrants are exercisable at an exercise price of $5.50 per share.

Any proceeds received by the Company from the exercise of the Warrants will be used to repay the Bank on its line of credit, for general working capital purposes or for acquisitions.

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

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s common stock is listed on the Nasdaq SmallCap Market and is required to comply with the Nasdaq SmallCap Marketplace Rules. One of those rules requires that the Company obtain shareholder approval of issuances of more than 20% of the Company’s outstanding shares of common stock before issuance. The Company’s 2002 private placement, in which shares of the Company’s authorized but unissued common stock equal to 24.8% of the Company’s then outstanding common stock were issued, did not comply with the Nasdaq Marketplace Rules. In order to correct the Company’s violation of the rule, the Company, effective January 16, 2003, with the consent of Nasdaq, exchanged 230,000 shares of common stock sold in the private placement for an equal number of the Company’s Series A preferred stock. The preferred stock was then automatically converted back into common stock upon the Company’s shareholders’ approval of the share issuances at a special shareholders’ meeting held on March 26, 2003.

In March 2002, the Company’s board of directors approved the conversion of $152,000 owed to the two principal shareholders into 190,000 shares of common stock. The conversion price was $.80 per share, based on the market price of the common stock at the time of the conversion.

Pursuant to two Financial Advisory Agreements signed in July 2002, the Company issued an aggregate of 200,000 shares of its common stock to Newbridge Securities Corporation and View Trade Securities Inc., in exchange for investment advisory services. The shares vested over a twelve month period as to 100,000 shares and over an eighteen month period for the remaining 100,000 shares. The $176,000 estimated fair value of these shares at the date the Company committed to issue them was recorded as deferred compensation in the accompanying consolidated balance sheet and amortized to selling, general and administrative expenses during the eighteen month period in which the investment bankers have agreed to provide services. At December 31, 2003, all shares had vested in accordance with the agreements.

In connection with its initial public offering in 1997, the Company issued options, to each of its two principal shareholders, to purchase 180,250 shares of common stock at the initial public offering price of $6.00 per share (subsequently repriced in 1998 to $1.50 a share); such options vest seven years after the date of grant (February 2004), with provision for earlier vesting based upon future earnings per share, net income or trading prices of the Company’s common stock (all as defined).

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. EARNINGS PER SHARE	The following reconciles the components of the earnings (loss) per share (EPS) computation (in thousands, except per share amount):

FOR THE YEARS ENDED
DECEMBER 31,	2003			2002			2001
	Loss	Shares	Per-Share	Loss	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
(Loss) per common share
Net (Loss)	$(2,677)	5,947	$(.45)	$(2,291)	4,686	$(.49)	$(4,214)	4,028	$(1.05)
Preferred stock dividends	(12)	—	—	—	—	—	—	—	—

Net (loss) applicable to common shareholders	(2,689)	5,947	(.45)	(2,291)	4,686	(.49)	(4,214)	4,028	(1.05)
Effect of Dilutive Securities:
Stock options	—	—	—	—	—	—	—	—	—

Net (loss) applicable to common shareholders plus assumed conversions	$(2,689)	5,947	$(.45)	$(2,291)	4,686	$(.49)	$(4,214)	4,028	$(1.05)

All 3,249,000, 2,711,000 and 2,290,000 stock options outstanding at December 31, 2003, 2002 and 2001, respectively, are excluded for the computation as they are anti-dilutive due to the Company’s losses.

14. STOCK OPTIONS	At December 31, 2003, the Company has two fixed stock option plans and non-plan options which are described below. The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees”, as amended by FASB Interpretation No. 44 “Accounting for Certain Transactions involving Stock Compensation” (“APB 25”), and related interpretations in accounting for employee stock options. Under APB Opinion 25, because the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

Pursuant to the plans, the Company may grant incentive stock options and nonqualified stock options. The exercise price of options granted is required to be at least equal to the per share fair market value of the common stock on the date of the grant. Options granted have maximum terms of not more than 10 years and are not transferable. Incentive stock options granted to an individual owning more than 10 percent of the total combined voting power of all classes of stock issued by the Company must be equal to 110 percent of the fair market value of the shares issuable on the date of the grant; such options are not exercisable more than five years after the grant date. Generally, options are exercisable one-third upon grant, one-third on the first anniversary of such grant and the final one-third on the second anniversary of such grant. However, options granted under the Plan shall become immediately exercisable if the holder of such options is terminated by the Company or is no longer a director of the Company, as the case may be, and subsequent to certain events which are deemed to be a “change in control” of the Company.

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

In 2001, 117,800 options exercisable at $1.625, 19,000 options exercisable at $2.86 and 141,700 options exercisable at $1.65 were issued to employees. These options vested one-third upon the date of grant and one-third each upon the next two anniversaries of the date of grant. During 2001, the two principal shareholders, as employees, received an aggregate of 150,000 options at an exercise price of $1.625 per share vesting immediately with a term of ten years. In addition, during 2001, the Company granted options to purchase 250,000 shares of its common stock at an exercise price of $1.65 vesting immediately with a term of two years to its investment banker for services. The $161,000 estimated fair value of the investment banker’s stock options is included in selling, general, and administrative expenses in the accompanying consolidated statement of operations. The fair value of the options to the investment banker was determined based on the Black-Scholes method.

During 2002, the two principal shareholders, as employees, received an aggregate of 400,000 options at an exercise price of $0.93 per share vesting immediately with a term of ten years. In 2003, 149,900 options exercisable at $0.81 per share were issued to employees. These options vest one-third upon the date of grant and one-third each upon the next two anniversaries of the date of grant, with a term of ten years.

During 2003, the two principal shareholders, as employees, received an aggregate of 150,000 options at an exercise price of $0.81 vesting one-third upon the date of grant and one-third each upon the next two anniversaries of the date of grant, with a term of ten years.

During 2001, the Company granted options to purchase 75,000 shares of its common stock at an exercise price of $1.625 per share to its directors, vesting immediately with a term of ten years. During 2002, the Company granted options to purchase 75,000 shares of its common stock at an exercise price of $0.93 per share to its directors, vesting immediately with a term of ten years. During 2003, the Company granted options to purchase 75,000 shares of its common stock at an exercise price of $0.81 per share to its directors vesting immediately with a term of ten years.

Pursuant to a License Agreement signed in December 2003, the Company granted options to purchase 300,000 shares of its common stock to Daidone-Steffens LLC, at an exercise price of $0.90 per share. The options vest over a five year period, beginning on the date the licensed technology is transferred to the Company and a production line is installed. In accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” the value of the options will be determined on the measurement date, which is the earlier of the commitment date or the date at which the

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

counterparty’s performance is complete, neither of which has occurred as of December 31, 2003.

A summary of the status of the Company’s fixed stock option plan and non-plan options as of December 31, 2003, 2002 and 2001, and changes during the years then ended is presented below (in thousands, except exercise price per option):

	DECEMBER 31, 2003		DECEMBER 31, 2002		DECEMBER 31, 2001
	WEIGHTED AVERAGE		WEIGHTED AVERAGE		WEIGHTED AVERAGE
	EXERCISE		EXERCISE		EXERCISE
	SHARES	PRICE	SHARES	PRICE	SHARES	PRICE
Outstanding at beginning of year	2,414	$1.44	1,993	$1.56	1,648	$1.53
Granted	375	0.81	475	0.93	504	1.69
Exercised	—	—	—	—	(12)	1.70
Forfeited	(137)	1.79	(54)	1.72	(147)	1.53

Outstanding at end of year	2,652	$1.33	2,414	$1.44	1,993	$1.56

Options exercisable at year-end	2,092	$1.42	1,969	$1.41	353	$1.57

Weighted average fair value of options granted during the year		$0.81		$0.93		$1.69

The following table summarizes information about fixed stock options and non-plan options outstanding at December 31, 2003 (in thousands, except per share amounts):

		Weighted-Average
Range of Average	Number Outstanding	Remaining	Weighted-Average	Number Exercisable	Weighted-Average
Exercise Price	at 12/31/03	Contractual Life	Exercise Price	at 12/31/03	Exercise Price
$0.81 - $1.08	1,050	8.73	$0.91	850	$0.94
$1.47 - $2.13	1,602	5.42	$1.61	1,242	$1.64

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Results for the quarterly periods in the years ended December 31, 2003 and 2002 are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except earnings per share)
2003:
Net Sales	$8,103	$7,401	$7,706	$8,709
Total operating expenses (A)	8,121	8,076	8,151	10,053
(Loss) from operations	(18)	(675)	(445)	(1,344)
Net (Loss)	(69)	(499)	(466)	(1,643)
Net (Loss) per share	$(.01)	$(.08)	$(.08)	$(.27)
Diluted net (Loss) per share	$(.01)	$(.08)	$(.08)	$(.27)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except earnings per share)
2002:
Net Sales	$7,486	$6,795	$6,888	$8,495
Total operating expenses (B)	7,416	7,524	7,681	9,320
Income (loss) from operations	70	(729)	(793)	(826)
Net Income (loss)	5	(712)	(710)	(874)
Net Income (loss) per share	.00	(.15)	(.15)	(.17)
Diluted net income (loss) per share	.00	(.15)	(.15)	(.17)

(A)	During the fourth quarter of 2003, a provision of $210 was recorded for inventory obsolescence and an accrual of $340 was recorded for termination costs in regard to the former managing director of the Company’s Norwegian subsidiaries.

(B)	During the fourth quarter of 2002, a provision of $384 was recorded for inventory obsolescence.

16. TRANSITION DISCLOSURES FOR VARIABLE INTEREST ENTITIES

The Company is evaluating its interest in AESP Ukraine (Ukraine), an entity created before February 1, 2003 that may be deemed a variable interest entity under the provisions of Interpretation No. 46. Ukraine was a wholly-owned subsidiary, which the Company sold to a thinly capitalized entity in January 2001. The Company is also considering whether RSB Holdings, Inc. (RSB), a related party, is a variable interest entity. If the Company determines that either Ukraine or RSB (or both) is (are) a variable interest entity, the Company may be the primary beneficiary (as defined in Interpretation No. 46) of the respective entity(ies) and, as such, may be required to consolidate the entity(ies) into its consolidated financial statements as of March 31, 2004. The Company is currently evaluating the effect that Interpretation No. 46 will have on its consolidated financial statements.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2003
(In thousands)

		Additions
	Balance at	charged to
	beginning	cost and				Balance at
Description	of year	expenses	Other	Deductions		end of year
Allowance for doubtful accounts receivable:				(A	)
Year ended December 31,
2003	$297	$70	$—	$22		$345
2002	233	78	—	14		297
2001	125	232	—	124		233
Valuation allowance on deferred tax assets:
Year ended December 31,
2003	$4,459	$1,087	$—	$—		$5,546
2002	3,554	905	—	—		4,459
2001	1,813	1,741	—	—		3,554
Valuation allowance for assets of business transferred under contractual arrangement:
Year ended December 31,
2003	$—	$381	$—	$—		$381
2002	—	—	—	—		—
2001	—	—	—	—		—

(A)	Represents accounts receivable written-off.

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
10.30	License Agreement dated December 31, 2003 by and between AESP, Inc. and Daidone-Steffens LLC.

21	List of Subsidiaries

23	Consent of BDO Seidman, LLP

31.1	Certification of Slav Stein, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John Wilkens, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Slav Stein, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John Wilkens, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.