Form 10-Q
period 2004-03-31
AESP INC
filed 2004-05-14
CIK 1026744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

On May 10, 2004, the registrant had 6,143,596 outstanding shares of its common stock, par value $.001 per share.

AESP, INC. AND SUBSIDIARIES

Forward-looking statements

     Unless the context otherwise requires, references to “AESP, Inc.,” “AESP,” “the company,” “we,” “our” and “us” in this Quarterly Report on Form 10-Q includes AESP, Inc. and its subsidiaries. The matters discussed in this Quarterly Report on Form 10-Q contain or may contain forward-looking statements about such matters as our operations, our financial performance and our prospects within the meaning of Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These forward-looking statements involve risks, uncertainties, and assumptions, including:

•	competition from other manufacturers and distributors of computer networking products both nationally and internationally,

•	our ability to pay our operating expenses and service our debt from our available working capital,

•	our ability to generate sales of our products at sufficient gross margins to operate our business on a cash flow and profitable basis,

•	the balance of the mix between original equipment manufacturer sales (which have comparatively lower gross profit margins with lower expenses) and networking sales (which have comparatively higher gross profit margins with higher expenses) from period to period,

•	our dependence on third parties for manufacturing and assembly of products, and

•	the absence of supply agreements.

These and additional factors are discussed herein and in our Annual Report on Form 10-K for the 2003 fiscal year (the “Form 10-K”).

     You should carefully consider the information incorporated by reference, and information that we file with the Securities and Exchange Commission (“SEC”) from time to time. The words “may,” “will,” “expect,” “anticipate,” “believe,” “continue,” “estimate,” “project,” “intend,” and similar expressions used in this Form 10-Q are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.

Part I. Financial Information

Item 1. FINANCIAL STATEMENTS

AESP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current Assets
Cash	$692	$1,082
Accounts receivable, net of allowance for doubtful accounts of $349 at March 31, 2004 and $345 at December 31, 2003	3,239	3,581
Due from factor	292	265
Inventories	5,571	5,700
Due from employees	18	21
Prepaid expenses and other current assets	244	258

Total current assets	10,056	10,907
Property and equipment, net	571	535
Goodwill	643	643
Deferred tax assets	162	161
Assets of business transferred under contractual arrangement	—	240
Other assets	413	422

TOTAL ASSETS	$11,845	$12,908

Liabilities and Shareholders’ Equity
Current Liabilities
Lines of credit	$1,854	$1,888
Accounts payable	6,252	6,588
Accrued expenses	281	667
Accrued salaries and benefits	642	703
Income taxes payable	4	118
Customer deposits and other	898	995
Current portion of long-term debt	76	45

Total current liabilities	10,007	11,004
Long term debt, less current portion	43	71

TOTAL LIABILITIES	10,050	11,075
Shareholders’ Equity
Preferred stock, $.001 par value; 1,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 20,000 shares authorized; 6,144 shares issued at March 31, 2004 and December 31, 2003	6	6
Paid-in capital	13,546	13,546
(Deficit)	(11,728)	(11,664)
Accumulated other comprehensive loss	(29)	(55)

TOTAL SHAREHOLDERS’ EQUITY	1,795	1,833

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,845	$12,908

See accompanying notes to condensed consolidated financial statements.

AESP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31,
	2004	2003
Net sales	$8,583	$8,103
Operating expenses
Cost of sales	5,871	5,392
Selling, general and administrative expenses	2,683	2,729

Total operating expenses	8,450	8,121

Income (loss) from operations	29	(18)
Other income (expense):
Interest, net	(90)	(38)
Other, net	(19)	39

(Loss) before income taxes	(80)	(17)
Provision for income taxes	28	52

Net (loss) before cumulative effect of change in accounting principle	(108)	(69)
Cumulative effect of a change in accounting principle	44	—

Net (loss)	(64)	(69)
Preferred stock dividends	—	12

Net (loss) applicable to common shareholders	$(64)	$(81)

Net loss per common share — basic	$(0.01)	$(0.01)

Net loss per common share — diluted	$(0.01)	$(0.01)

See accompanying notes to condensed consolidated financial statements.

AESP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)
(IN THOUSANDS)

	Common Stock
					Accumulated
			Additional		Other	Comprehensive	Total
	Shares	Par	Paid-In		Comprehensive	Income	Shareholders'
	Outstand.	Value	Capital	(Deficit)	Income (Loss)	(Loss)	Equity
Balance at December 31, 2003	6,144	$6	$13,546	$(11,664)	$(55)		$1,833
Net (loss)				(64)		(64)	(64)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax					26	26	26

						(38)

Balance at March 31, 2004	6,144	$6	$13,546	$(11,728)	$(29)		$1,795

See accompanying notes to condensed consolidated financial statements.

AESP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(IN THOUSANDS)

	Three months ended March 31,
	2004	2003
Operating Activities:
Net (loss)	$(64)	$(69)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Provision, net for losses on accounts receivable	7	10
Depreciation and amortization	77	65
Amortization of deferred compensation	—	32
Deferred income taxes	1	10
(Increase) decrease in:
Accounts receivable	189	252
Due from factor	(27)	—
Inventories, net	100	(108)
Prepaid expenses and other current assets	(73)	37
Other assets	(6)	—
Increase (decrease) in:
Accounts payable and accrued expenses	(520)	118
Accrued salaries and benefits	(61)	(82)
Income taxes payable	(113)	(74)
Customer deposits and other	(146)	(505)

Net cash (used in) operating activities	(636)	(314)

Investing Activities:
(Additions), deletions, net to property and equipment	(112)	14
Effect of implementation of FASB Interpretation No. 46	390	—
Collection of loans due from employees	3	3
Collection on note receivable from sale of Ukrainian subsidiary	—	25

Net cash provided by investing activities	281	42

Financing Activities:
Net (payments on) lines of credit	(12)	(67)

Net cash (used in) financing activities	(12)	(67)

Net decrease in cash	(367)	(339)
Effect of exchange rate changes on cash	(23)	(25)
Cash, at beginning of period	1,082	1,226

Cash, at end of period	$692	$862

Supplemental information:
Cash paid for:
Interest	$91	$56
Taxes	34	104

Non-cash transactions:
Conversion of common stock to preferred stock	—	230
Conversion of preferred stock to common stock	—	230
Preferred stock cash dividends accrued	—	12

See accompanying notes to condensed consolidated financial statements.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q promulgated by the Securities & Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The condensed consolidated balance sheet information as of December 31, 2003 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2003 (the “Form 10-K”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K. Certain prior period balances have been reclassified in the unaudited condensed consolidated financial statements in order to provide a presentation consistent with the current period. AESP, Inc. (“AESP”) and its subsidiaries and variable interest entities (see Note 4) are collectively referred to herein as the “Company”.

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

2. U.S. Line of Credit	On October 31, 2003, the Company signed two agreements, one an amendment with Commercebank, N.A. (the “Bank”) to extend the maturity date on its $1.9 million U.S. based line of credit to April 20, 2004, and a second agreement with KBK Financial, Inc. (“KBK”). The initial funding from KBK was used to fund a permanent reduction in the Company’s line of credit with the Bank. The initial funding under the KBK agreement was $1,220,000, with $70,000 utilized to cover closing expenses and $1,150,000 applied to the Bank’s line of credit. An additional payment of $100,000 from proceeds of the KBK agreement, was made in December 2003, to permanently reduce the available balance under the Bank’s line of credit to $631,000 (which was due and payable on April 20, 2004). This balance was paid in full on April 26, 2004 through the proceeds received by the Company under a new one-year term loan agreement with Bendes Investment Ltd (“Bendes”).

The Bendes loan is a $631,000 one-year term loan due April 2005. However, the Bendes loan is payable earlier from the net proceeds of any sale of the Company’s equity securities. The loan bears interest at the prime rate plus 8% per annum, payable monthly. The Bendes loan is guaranteed by the Company’s principal shareholders. Under the term of the Bendes loan, the Company is required to comply with certain affirmative and negative covenants.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The KBK agreement advances funds to the Company at a rate of 82.5% of the invoice amount purchased by KBK. The portion of the invoices not advanced to the Company are recorded as a due from factor until the invoice is paid by the customer, at which point the Company receives the remaining proceeds, less fees. Substantially all of the Company’s invoices to U.S. customers are available for sale under this agreement and may be offered to KBK on a daily basis, subject to a $2,000,000 funding limit. KBK can accept or reject offered invoices and is not obligated to purchase any invoices. KBK exercises control over incoming lockbox receipts to ensure that cash received on purchased invoices is collected. The KBK agreement contains fixed and variable discount rate pricing components. The fixed discount is 0.8% of the invoice amount and is payable at the time of funding. The variable rate is KBK’s base rate as established by KBK from time to time (generally the prime rate), plus 2% per annum and is payable based on the number of days from the sale of the invoice until collection. The agreement is terminable by either party upon 30 days notice and immediately by KBK upon default by the Company. In the event of termination by the Company prior to November 2005, a termination fee of up to $40,000 may be due. Bendes and KBK have entered into an intercreditor agreement governing their respective priorities in the assets of the Company securing their respective financings. Because funds advanced under this facility are considered a sale of the particular invoices sold, the Company reports funds advanced as a reduction of accounts receivable in the Condensed Consolidated Financial Statements. The KBK factoring agreement is guaranteed, on a limited basis, with respect to matters related to the existence and validity of purchased receivables, by the Company’s principal shareholders. Under the terms of the KBK agreement, the Company is required to comply with certain affirmative and negative covenants and to maintain certain financial benchmarks and ratios on a monthly basis. As of February 29, 2004, the Company was not in compliance with the current ratio and tangible net worth covenants under the KBK agreement. However, KBK has waived compliance with these financial covenants as of February 29, 2004. As of March 31, 2004, the Company was in compliance with the applicable covenants.

The Company may not meet its financial covenants in future periods unless its results of operations substantially improve. While there can be no assurance, the Company expects that its financing institutions will continue to waive covenant violations during future periods. The Company believes that its internally generated cash flow from operations including anticipated operating cost reductions, combined with funds available under the KBK agreement, will be sufficient to fund current operations for the next twelve months. The Company may also consider selling debt or equity securities in order to meet current and future working capital requirements or to fund future acquisitions. If the Company is unable to generate sufficient cash flow from operations or in some other fashion, or reduce expenses, its operations will be materially and adversely affected.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Earnings (loss) per share	The following reconciles the components of the (loss) per share (“EPS”) computation (in thousands, except per share amount):

FOR THE THREE MONTHS ENDED MARCH 31,	2004			2003
	Loss	Shares	Per-Share	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
(Loss) per common share:
Net (loss)	$(64)	6,144	$(0.01)	$(69)	5,723	$(0.01)
Preferred stock dividends	—	—	—	(12)	—	—

Net (loss) applicable to common shareholders	(64)	6,144	(0.01)	$(81)	5,723	$(0.01)
Effect of dilutive securities:
Stock options	—	—	—	—	—	—

Net (loss) applicable to common shareholders plus assumed conversions	$(64)	6,144	$(0.01)	$(81)	5,723	$(0.01)

Vested options to purchase 3,028,000 shares of common stock at $0.81 — $3.69 per share, were outstanding at March 31, 2004, but were not included in the computation of diluted EPS for the three months ended March 31, 2004, as they are anti-dilutive due to the Company’s loss.

Vested options to purchase 2,483,000 shares of common stock at $0.81 — $3.69 per share, were outstanding at March 31, 2003, but were not included in the computation of diluted EPS for the three months ended March 31, 2003, as they are anti-dilutive due to the Company’s loss.

4. Variable Interest Entities	The Company has evaluated its relationship with AESP Ukraine (Ukraine), an entity created before February 1, 2003 and has determined that it is a variable interest entity under the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (Revised December 2003) (Interpretation No. 46). Ukraine was a wholly-owned subsidiary, which the Company sold to a then thinly capitalized entity in January 2001. The Company has determined that it is the primary beneficiary (as defined in Interpretation No. 46) of Ukraine and as such, under Interpretation No. 46 it is required to consolidate Ukraine’s assets, liabilities and noncontrolling interests as of March 31, 2004 at their respective carrying values, as if it were a subsidiary of the Company. As of March 31, 2004, Ukraine has total assets of $472,000 and total debt and other payables of $805,000, of which $771,000 is payable to the Company. (Ukraine has negative equity.) The amount payable to the Company consists of a gross note receivable of $621,000 and trade accounts receivable of $150,000 at March 31, 2004. As of December 31, 2003, the Company recorded a $381,000 impairment against the note receivable, based on the Company’s assessment that it is probable that the note is not fully collectible. Ukraine’s operations are not material to the Company. Therefore, in accordance with Interpretation No. 46, the Company is reporting the difference of $44,000 in Ukraine’s assets and liabilities as a cumulative effect of a change in accounting principle in its Condensed Consolidated Statement of Operations for the three months ended March 31, 2004.

The Company also considered whether RSB Holdings, Inc. (RSB), a related party, is a variable interest entity. RSB, which is owned by the Company’s principal shareholders, is the lessor on the Company’s corporate headquarters in Miami, Florida. Under the provisions of Interpretation No. 46, the Company has determined that RSB is not a variable interest entity.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Operating Segments	The Company’s operations, consisting primarily of sales of computer networking products, are handled by each of its subsidiaries operating in their respective countries. Accordingly, management operates its business based on a geographic basis, whereby sales and related data are attributed to the AESP entity that generates such revenues. Segment information is presented below for each significant geographic region (in thousands).

	United States	Western Europe	Elimination	Total
Three months ended March 31, 2004:
Sales to unaffiliated customers	$4,039	$4,544	$—	$8,583
Transfers between geographical areas	598	—	(598)	—

Total sales	4,637	4,544	(598)	8,583

Operating income (loss)	(34)	84	(21)	29
Income (loss) before income taxes	(97)	38	(21)	(80)
Identifiable assets	6,737	7,685	(2,577)	11,845

Three months ended March 31, 2003:
Sales to unaffiliated customers	$4,030	$4,073	$—	$8,103
Transfers between geographic areas	715	—	(715)	—

Total sales	4,745	4,073	(715)	8,103

Operating income (loss)	67	(77)	(8)	(18)
Income (loss) before income taxes	54	(63)	(8)	(17)
Identifiable assets	7,134	7,444	(1,456)	13,122

Identifiable assets are those assets that are identified with the operations based in each geographic area. Foreign sales, including foreign sales of AESP, for the three months ended March 31, 2004 and 2003, approximated 66% and 65%, respectively, of consolidated revenues.

No supplier accounted for more than 10% of consolidated purchases in the three months ended March 31, 2004 and 2003.

Sales by the Company’s United States business segment to its exclusive distributor in Russia, AESP-Russia, amounted to approximately 12% and 14% of net sales for the three months ended March 31, 2004 and 2003, respectively.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Warrant Dividend	In June 2003, the Company distributed to the holders of its outstanding common stock (the “Warrant Dividend”), as of the record date of April 10, 2003, on a pro-rata basis, common stock purchase warrants to purchase one share of common stock for each share owned as of the record date (the “Warrants”). Warrants to purchase 5,984,000 shares were issued in the Warrant Dividend. The Warrants are non-transferable. The Warrant exercise period commenced on September 23, 2003, which is the date following the date of effectiveness of a registration statement registering the sale of the shares of common stock underlying the Warrants and will continue for a period of one-year thereafter, unless the Company’s Board of Directors extends the period further. In March 2004 the Company reduced the exercise price of the warrants from $2.50 per share. The current exercise price of the Warrants is as follows:

•	Until June 15, 2004, the Warrants are exercisable at an exercise price of $1.25 per share, and

•	Thereafter, until September 23, 2004 (the current expiration date of the warrants), the Warrants are exercisable at an exercise price of $5.50 per share.

Any proceeds received by the Company from the exercise of the Warrants will be used to repay the Bendes note (which is due in April 2005, but must be paid sooner from the net proceeds of any sales by the Company of its equity securities), for general working capital purposes or for acquisitions.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Stock Based Compensation	The Company has granted stock options to key employees and directors under stock option plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees”, as amended and interpreted. Stock-based employee compensation cost is not reflected in net loss as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting For Stock-Based Compensation”, as amended and interpretated, to stock-based employee compensation (in thousands, except per share amounts):

THREE MONTHS ENDED MARCH 31,	2004	2003
Net income (loss) applicable to common shareholders as reported	$(64)	$(81)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits	(186)	(310)

Pro forma net income (loss) applicable to common shareholders	$(250)	$(391)

Basic income (loss) per share as reported	$(.01)	$(.01)

Basic income (loss) per share – pro forma	$(.04)	$(.07)

Diluted income (loss) per share as reported	$(.01)	$(.01)

Diluted income (loss) per share – pro forma	$(.04)	$(.07)

SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) and net income (loss) per share as if compensation cost for the Company’s employee stock options had been determined in accordance with the fair value based method in SFAS No. 123. The Company estimates the fair value of each stock option by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the three months ended March 31, 2004 and 2003, respectively: no dividend yield percent; expected volatility of 65% and 112%; weighted average risk-free interest rates of approximately 4.8% and 4.8%; and expected lives of 10 and 10 years.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Recent Accounting Pronouncements	In January 2003, the Financial Accounting Standards Board (FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”). Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. The FASB previously deferred the effective date for variable interests in VIEs created before February 1, 2003, to the quarter ending March 30, 2004. See Note 4 to Condensed Consolidated Financial Statements for the Company’s evaluation of the impact of the adoption of Interpretation No. 46. The Company’s involvement with these entities began prior to February 1, 2003.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). This Statement is effective for financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted the provisions of SFAS No. 150 that are effective as of March 31, 2004. The adoption of SFAS No. 150 did not have a material effect on the Company’s results of operations or financial position.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative guidance. The changes noted in SAB No. 104 did not have a material impact upon the Company’s results of operations or financial position.

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

Goodwill

We review annually, or more frequently if indicators of impairment arise, the carrying value of our goodwill using the terminal value method. At March 31, 2004, we had $643,000 in indefinite lived goodwill primarily related to our acquisitions of Intelek (Czech Republic) and Lanse (Norway). We operate in two markets, the U.S. and Western Europe. These two geographic regions constitute our reportable segments. See Note 5 of Notes to our Condensed Consolidated Financial Statements for additional information regarding our geographic segments. All of our goodwill is associated with two reporting units, both part of our Western Europe reportable segment. We evaluate goodwill at the respective reporting unit level.

Related Party Transactions

We lease our principal executive offices from a related party, RSB Holdings, Inc. (RSB). RSB is a partnership owned by Slav Stein, our President, Chief Executive Officer and Director and Roman Briskin, our Executive Vice President, Secretary/Treasurer and Director. We have determined that RSB is not a variable interest entity under the provision of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, as further interpreted (Interpretation No. 46). We do not guarantee the mortgage on the property.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. For instance, at March 31, 2004 we have maintained an accrual for severance payments to the former managing director in Norway in connection with a dispute over his termination.

Results of Operations

Three months ended March 31, 2004 and 2003

     For the quarter ended March 31, 2004, we recorded net sales of $8.6 million, compared to net sales of $8.1 million for the quarter ended March 31, 2003, an increase of $.5 million or approximately 6.2%. A significant portion of the increase in sales was due to the declining value of the U.S. dollar which increased sales in our Western European segment when converted from local currency to U.S. dollars. The following table illustrates our sales by location and the exchange rate effect on our sales in 2004 (in thousands):

	1st Quarter 2004
			Constant dollar
	Net sales	Currency effect (a)	sales	1st Quarter 2003	Percent Change
U.S.	$4,039	$—	$4,039	$4,030	0.0%
Germany	556	(76)	480	690	-30.4%
Norway	1,789	(41)	1,748	1,749	0.0%
Sweden	368	(50)	318	323	0.2%
Czech Rep.	1,635	(174)	1,461	1,311	11.4%
Ukraine	196	—	196	—	—%

Total	$8,583	$(341)	$8,242	$8,103	1.7%

(a) calculated based on the conversion of 2004 local currency sales at the 2003 average currency exchange rate into U.S. dollars.

Without the impact of the foreign currency change, revenues would have increased from $8.1 million in 2003 to $8.2 million in 2004, an increase of $.1 million or approximately 1.2%. In the U.S. sales were relatively flat from quarter to quarter, however a sales increase of $340,000 was achieved by our Advanced Electronic Manufacturing group from several new customers added in late 2003. This increase was offset by three items (1) a $67,000 decline in sales to our exclusive distributor in Russia, who purchased additional product in the first quarter of 2003 due to a planned build up of inventory, (2) a decline in U.S. sales of our Signamax product line due to the negative impact of the loss of a significant customer in the second quarter of 2003 and (3) the elimination in consolidation of $130,000 of U.S. sales to AESP Ukraine in 2004. Our former subsidiary in the Ukraine was determined to be a variable interest entity in 2004 in accordance with our adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities and, as a result, was consolidated in our financial statements for the first quarter ended March 31, 2004 as if it was a subsidiary. Since AESP Ukraine was not consolidated for the first quarter of 2003, U.S. sales to AESP Ukraine during that quarter were not eliminated. Further, in conjunction with the required consolidation of AESP Ukraine in the first quarter of 2004, sales of AESP Ukraine to third parties of $196,000 were added to consolidated sales. See Note 4 to the Condensed Consolidated Financial Statements. Sales in Germany decreased in the first quarter of 2004 due to a drop in purchasing from certain customers based on competitive conditions. Czech Republic sales increased in the current quarter as a result of several large projects with existing customers.

     Cost of sales for the three months ended March 31, 2004, increased to $5.9 million, compared to cost of sales of $5.4 million for the three months ended March 31, 2003. Consistent with the rise in sales, this increase of $.5 million was primarily the result of the weakening U.S. dollar. As the following table illustrates, the exchange rate difference resulted in an increase to cost of sales of approximately $.3 million in 2004, when compared to 2003, however it had only a minimal effect on the resulting gross profit percentages (in thousands):

	1st Quarter 2004
			Constant dollar
	Cost of sales	Currency effect (a)	cost of sales	1st Quarter 2003	Percent Change
U.S.	$2,849	$—	$2,849	$2,687	6.0%
Germany	388	(72)	316	494	-36.0%
Norway	1,085	(29)	1,056	1,053	0.0%
Sweden	251	(34)	217	178	21.9%
Czech Rep.	1,171	(136)	1,035	980	5.6%
Ukraine	127	—	127	—	—%

Total	$5,871	$(271)	$5,600	$5,392	3.9%

Gross profit	$2,712	$(70)	$2,642	$2,711	-2.5%

Gross profit %	31.6%	—	32.1%	33.5%

(a) calculated based on the conversion of 2004 local currency cost of sales at the 2003 average currency exchange rate into U.S. dollars.

The decline in gross profit percentage, from 33.5% in the first quarter of 2003 to 32.1% in the first quarter of 2004, was due primarily to operations in the U.S. While a portion of the increase in cost of sales in the U.S. can be attributed to the rise in sales, approximately $150,000 is due to a combination of pricing pressures in our markets and an increase in material costs. Increases in certain materials, such as copper have negatively impacted our product costs, while at the same time, competitive market conditions have not allowed us to pass all of the cost increases along to our customers. Our former subsidiary in the Ukraine was determined to be a variable interest entity in 2004 and, as a result, was consolidated as if it were a subsidiary for the first quarter ended March 31, 2004. See Note 4 to the Condensed Consolidated Financial Statements.

     Selling, general and administrative (“S,G & A”) expenses decreased slightly for the quarter ended March 31, 2004, compared to the quarter ended March 31, 2003. Again, consistent with sales and cost of sales, the level of S,G & A expenses were impacted by the change in value of the U.S. dollar compared to foreign currencies and the effect of that change when converting to U.S. dollar equivalents:

	1st Quarter 2004
			Constant dollar
	S,G & A	Currency effect (a)	S,G & A	1st Quarter 2003	Percent Change
U.S.	$1,245	$—	$1,245	$1,284	-3.0%
Germany	245	(34)	211	241	-12.4%
Norway	693	(16)	677	740	-8.5%
Sweden	111	(15)	96	165	-41.8%
Czech Rep.	326	(35)	291	299	-2.7%
Ukraine	63	—	63	—	—%

Total	$2,683	$(100)	$2,583	$2,729	-5.3%

(a) calculated based on the conversion of 2004 local currency S,G & A expenses at the 2003 average currency exchange rate into U.S. dollars.

The decrease in U.S. expenses was primarily a combination of cost cuts offset by increases in several expense categories. Personnel and other cost reductions instituted in July 2003, which included certain employee terminations, mandatory salary reductions for a significant number of remaining employees and cuts in other expenses deemed non-essential will reduce our U.S. overhead by approximately $500,000 per annum. These cuts have been partially offset by increases in employee health costs and planned increases in sales and marketing costs, primarily in our Signamax line. Additional sales representatives have been added and spending on product catalogs and other promotional literature has been increased to cover our entire product line. In Germany, headcount reductions accounted for the bulk of the decrease in S,G & A expenses in 2004. Facility consolidations, including the move of their warehouse from Munich, Germany to Vienna, Austria in early 2004 will further reduce expenses at our German subsidiaries over the balance of 2004. Headcount reductions have also been the prime factor behind the reduction in expenses at our Norwegian and Swedish operations. Our former subsidiary in the Ukraine was determined to be a variable interest entity in 2004 and, as a result, was consolidated as if it were a subsidiary for the first quarter ended March 31, 2004. See Note 4 to the Condensed Consolidated Financial Statements. On a worldwide basis, we are continuing to closely monitor our S,G & A expenses and may make additional headcount reductions if consolidated sales levels (net of currency effects) do not begin to increase in future periods. We believe that if sales increase in the future, we will see a reduction in S,G & A expenses as a percentage of net sales, since many of our S,G & A expenses are relatively fixed.

     Pursuant to a License Agreement signed in December 2003, the Company granted options to purchase 300,000 shares of its common stock to Daidone-Steffens LLC, at an exercise price of $0.90 per share. The options vest over a five year period, beginning on the date the licensed technology is transferred to the Company and a production line is installed. In accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” the value of the options will be determined on the measurement date, which is the earlier of the commitment date or the date at which the counterparty’s performance is complete, neither of which has occurred as of March 31, 2004. In such future periods, the value of the options will be expensed.

     As a result of the above factors, income from operations for the three months ended March 31, 2004 was $29,000, compared to a loss from operations of $18,000 for the three months ended March 31, 2003, a increase in income from operations of $47,000.

     Interest expense, net, increased from $38,000 in the quarter ended March 31, 2003 to $90,000 in the quarter ended March 31, 2004 as we experienced an increase in interest expense of $32,000 and a decrease in interest income of $20,000. The increase in interest expense was focused in the U.S., where the average interest rate rose approximately 6% due to rate hikes included in several extensions on the Bank line of credit in 2003, along with the upfront fee of .8% and an interest rate of 7% currently on the KBK financing arrangement. See Note 2 to the Notes to Condensed Consolidated Financial Statements for further information on these U.S. financing agreements. The drop in interest income was primarily due to the 2003 conversion of our Norwegian operations from an investor of excess cash to a net borrower, as cash was required to fund its operating losses in 2003.

     Other income (expense) varied from income of $39,000 in 2003 to expense of $19,000 in 2004. We recorded $23,000 in foreign currency gains in the first quarter of 2003 compared to foreign currency losses of $31,000 in the first quarter of 2004. These gains and losses arise from the transactions between our operating units and their vendors and customers in foreign countries and are the results of movements in the respective currencies.

     The loss before income taxes was $80,000 in the three months ended March 31, 2004, compared to $17,000 in the three months ended March 31, 2003, as a result of the factors mentioned above.

     For the three months ended March 31, 2004 and 2003, a tax provision was recorded on those European subsidiaries that recorded profitable operations for that period, primarily the Czech Republic for both quarters. Realization of substantially all of our deferred tax assets resulting from the available net operating loss carryforwards and other net temporary differences is not considered more likely than not and accordingly a valuation allowance has been provided for the full amount of such assets. We anticipate that our consolidated effective tax rate in future periods will be impacted by which of our businesses are profitable in any such future period and if we will be able to take advantage of its U.S. net operating loss carryforwards to affect taxable income in such periods.

     We recorded a cumulative effect of a change in accounting principle in the quarter ended March 31, 2004 of $44,000. This cumulative effect was derived from the adoption of FASB Interpretation No. 46, which resulted in the initial consolidation in the current quarter of our former subsidiary, AESP Ukraine, which was determined to be a variable interest entity. See Note 4 to the Condensed Consolidated Financial Statements for further information.

     As a result of the foregoing factors, we incurred a net loss of $64,000 for the quarter ended March 31, 2004, compared to a net loss of $69,000 recorded for the quarter ended March 31, 2003. For both quarterly periods, the loss per common share, both basic and diluted, was $.01. Weighted average shares outstanding (basic and diluted) were 6,144,000 in 2004 and 5,723,000 in 2003.

Liquidity & Capital Resources

     Historically, the Company has primarily financed its operations with cash flow from operations, borrowings under available lines of credit and sales of equity securities.

     At March 31, 2004, the Company had working capital of $49,000, compared to a working capital deficit of $97,000 at December 31, 2003. The Company’s current ratio was 1.00 at March 31, 2004 and .99 at December 31, 2003. The balance sheet line items with the most significant changes from December 31, 2003 to March 31, 2004 were the following:

	2004	2003
Cash	$692,000	$1,082,000

Cash declined as funds at December 31, 2003, along with funds generated from the decrease in accounts receivable and inventory, were used in the first quarter of 2004 to make net reductions in accounts payable and accrued expenses.

	2004	2003
Accounts receivable	$3,239,000	$3,581,000

The decrease of approximately $340,000 is due to two factors: (1) Significant sales at our Czech Republic subsidiary in the last two months of 2003, which increased accounts receivable at December 31, 2003 and were collected in the first quarter of 2004. As a result, accounts receivable declined at March 31, 2004, as sales in the first quarter of 2004 were lower than the fourth quarter of 2003, (2) Due to the initial consolidation of AESP Ukraine at March 31, 2004, $150,000 in accounts receivable on sales from our U.S operations to AESP Ukraine were eliminated in consolidation at March 31, 2004. AESP Ukraine’s accounts receivable, which were added to our consolidated balance sheet at March 31, 2004, totaled $13,000. At December 31, 2003, $130,000 in accounts receivable from AESP Ukraine remained on the consolidated balance sheet.

	2004	2003
Inventory	$5,571,000	$5,700,000

Net of the addition of $400,000 in inventory from the initial consolidation of AESP Ukraine, inventory worldwide decreased by approximately $500,000 as the result of efforts begun in late 2003 to increase cash flow through improved inventory management. Funds generated from this program were used to pay down certain liabilities.

	2004	2003
Assets of business transferred under contractual arrangement	$—	$240,000

This asset is a note receivable (gross note of $621,000 net of impairment reserve of $381,000) received from the buyer of our former subsidiary, AESP Ukraine. As a result of the required consolidation of AESP Ukraine at March 31, 2004, in accordance with Interpretation No. 46, this note is eliminated as of March 31, 2004 in our consolidation . As AESP Ukraine was not consolidated at December 31, 2003, this note remains on our consolidated balance sheet at December 31, 2003.

	2004	2003
Accounts payable	$6,252,000	$6,588,000
Accrued expenses	$281,000	$667,000

As described above, cash generated from the decrease in receivables and inventory, along with funds on hand were utilized during the first quarter of 2004 to make additional payments to vendors and other creditors, thereby reducing those balances as of March 31, 2004.

     For the three months ended March 31, 2004, $636,000 of cash was used in operations. The primary reason for the use of cash in 2004 were reductions in accounts payable and accrued expenses of $520,000 and customer deposits and other of $146,000 offset by a decrease in inventory of $100,000. Net cash provided by investing activities was $281,000, primarily due to the effect of the implementation of FASB Interpretation No. 46 of $390,000, offset by additions, net to property and equipment of $112,000. Cash of $12,000 was used by financing activities, primarily due to line of credit paydowns by the our Norwegian subsidiary. As a result of the foregoing, our cash position decreased $367,000 between December 31, 2003 and March 31, 2004. That decrease, combined with a decline of $23,000 attributable to the effects of exchange rate changes on cash, produced an overall decrease in cash of $390,000. We are continuing efforts to improve our cash position through personnel and other expense reductions, increasing sales and collections of accounts receivable and selected inventory reductions.

     On October 31, 2003, we signed two agreements, one an amendment with Commercebank, N.A. (the “Bank”) to extend the maturity date on our $1.9 million U.S. based line of credit to April 20, 2004, and a second agreement with KBK Financial, Inc. (“KBK”). The initial funding from KBK was used to fund a permanent reduction in our line of credit with the Bank. The initial funding under the KBK agreement was $1,220,000, with $70,000 utilized to cover closing expenses and $1,150,000 applied to the Bank’s line of credit. An additional payment of $100,000 from proceeds of the KBK agreement, was made in December 2003, to permanently reduce the available balance under the Bank’s line of credit to $631,000 (which was due and payable on April 20, 2004). This balance was paid in full on April 26, 2004 through the proceeds received by us under a new one-year term loan agreement with Bendes Investment Ltd (“Bendes”).

     The Bendes loan is a $631,000 one-year term loan due April 2005. The loan bears interest at the prime rate plus 8% per annum, payable monthly. The Bendes loan is guaranteed by the Company’s principal shareholders. Under the term of the Bendes loan, the Company is required to comply with certain affirmative and negative covenants and is required to prepay the note, in whole or in part, from the net proceeds of any sale of our equity securities.

     The KBK agreement advances funds to us at a rate of 82.5% of the invoice amount purchased by KBK. The portion of the invoices not advanced to us are recorded as a due from factor until the invoice is paid by the customer, at which point we receive the remaining proceeds, less fees. Substantially all of our invoices to U.S. customers are available for sale under this agreement and may be offered to KBK on a daily basis, subject to a $2,000,000 funding limit. KBK can accept or reject offered invoices and is not obligated to purchase any invoices. KBK exercises control over incoming lockbox receipts to ensure that cash received on purchased invoices is collected. The KBK agreement contains fixed and variable discount rate pricing components. The fixed discount is 0.8% of the invoice amount and is payable at the time of funding. The variable rate is KBK’s base rate as established by KBK from time to time (generally the prime rate), plus 2% per annum and is payable based on the number of days from the sale of the invoice until collection. The agreement is terminable by either party upon 30 days notice and immediately by KBK upon default by us. In the event of termination by us prior to November 2005, a termination fee of up to $40,000 may be due. Bendes and KBK have entered into an intercreditor agreement governing their respective priorities in our assets securing their respective financings.

     Because funds advanced under this facility are considered a sale of the particular invoices sold, we report funds advanced as a reduction of accounts receivable in the Condensed Consolidated Financial Statements. The KBK factoring agreement is guaranteed, on a limited basis, with respect to matters related to the existence and validity of purchased receivables, by our principal shareholders. Under the terms of the KBK agreement, we are required to comply with certain affirmative and negative covenants and to maintain certain financial benchmarks and ratios during future periods. As of February 29, 2004, we were not in compliance with the current ratio and tangible net worth covenants under the KBK agreement. However, KBK has waived compliance with these financial covenants as of February 29, 2004. As of March 31, 2004, we were in compliance with the applicable covenants. As of March 31, 2004, KBK had paid funds on $1,551,000 of purchased invoices, subject to a $2,000,000 funding limit.

     We may not meet our financial covenants in future periods unless our results of operations substantially improve. While there can be no assurance, we expect that our financing institutions will continue to waive covenant violations during future periods. We believe that our internally generated cash flow from operations including operating cost reductions, combined with the KBK agreement, will be sufficient to fund current operations for the next twelve months, provided efforts to increase working capital are successful. We may also consider selling debt or equity securities in order to meet current and future working capital requirements or to fund future acquisitions. If we are unable to generate sufficient cash flow from operations or in some other fashion, or reduce expenses, our operations will be materially and adversely affected.

     Our foreign subsidiaries also have various lines of credit available for their operations. At March 31, 2004, an aggregate of $1,223,000 was outstanding under these lines of credit and $725,000 was available for borrowing under these agreements. These lines of credit are renewable annually at the creditors’ option. We believe that these, or substantially similar lines of credit will remain available to us for borrowings for at least the next 12 months.

     We have experienced net losses and diminished working capital for the three months ended March 31, 2004 and for each of the years ended December 31, 2003, 2002 and 2001. As of March 31, 2004, our working capital was negligible. We are dependent upon generating sufficient cash flow from operations or financings to meet our operating expenses and to repay our liabilities. While we expect to be able to meet our obligations and service our debt, there can be no assurance that we will be able to do so.

     We believe that internally generated cash flow from operations combined with funds available under the KBK agreement and our subsidiaries’ lines of credit, will be sufficient to meet our financial obligations for the next twelve months. Additionally, our plans for 2004 and beyond include a gradual increase in sales, reductions in inventories, and continuing cost reductions, all designed to enhance cash flow from operations and liquidity. However, we are continuing to incur losses and can offer no assurance of returning to profitability. We are also considering selling debt or equity securities, including shares issuable upon the exercise of the Warrants issued in the Warrant Dividend, in order to pay our debt, meet current and future working capital requirements or to fund future acquisitions. There can be no assurance, however, that such debt or equity financing would be available to us on favorable terms or at all. If we are unable to generate sufficient cash flow from operations or in some other fashion, our operations and financial position will be materially and adversely affected.

     We do not believe that inflation has had a material effect on our financial condition or operating results for the last several years, as we have historically been able to pass along increased costs in the form of adjustments to the prices we charge to our customers.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”). Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted Interpretation No. 46 in the first quarter of 2004. See Note 4 to the Condensed Consolidated Financial Statements for further discussion.

\

     In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). This Statement is effective for financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB deferred the effective date for the classification and measurement provisions of certain mandatorily redeemable noncontrolling interests under SFAS No. 150. We have adopted the provisions of SFAS No. 150 that are effective as of March 31, 2004. The adoption of SFAS No. 150 did not have a material effect on our results of operations or financial position.

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

     The Company’s earnings are affected by changes in short-term interest rates as a result of its lines of credit. If short-term interest rates averaged 2% more in the three months ended March 31, 2004 and 2003, the Company’s interest expense and loss before taxes would have increased by $17,000 and $12,000, respectively.

     The Company’s revenues and net worth are affected by foreign currency exchange rates due to having subsidiaries in Norway, Sweden, Germany and the Czech Republic. Further, effective in the first quarter of 2004, the Company consolidates the operations of AESP Ukraine. See Note 4 of Notes to Condensed Consolidated Financial Statements. While the Company’s sales to its subsidiaries are denominated in U.S. dollars, each subsidiary owns assets and conducts business in its local currency. Upon consolidation, the subsidiaries’ financial results are impacted by the value of the U.S. dollar compared to the value of the currency in the jurisdiction where the subsidiaries do business. A uniform 10% strengthening as of March 31, 2004 and 2003 in the value of the dollar would have resulted in reduced revenues of $435,000 and $413,000 for the three months ended March 31, 2004 and 2003, respectively. A uniform 10% strengthening as of March 31, 2004 and 2003 in the value of the dollar would have resulted in a reduction of the Company’s consolidated net worth of $169,000 and $185,000, respectively. The Company finds it impractical to hedge foreign currency exposure and, as a result, will continue to experience foreign currency gains and losses.

Item 4. CONTROLS AND PROCEDURES

     In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2004 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to our Company (and its consolidated subsidiaries) required to be included in our periodic SEC filings. Since the Evaluation Date, there have not been any significant changes in our internal controls, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

Item 5. OTHER INFORMATION

     On April 22, 2004, the Company received a letter from the NASDAQ SmallCap Market advising the Company that as a consequence of its common stock having traded below $1.00 for a consecutive 30-day trading period, the Company was not in compliance with the NASDAQ continued listing maintenance standards. Under the NASDAQ rules, the Company is subject to delisting of its common stock if the closing bid price of its common stock is not $1.00 per share or more for a minimum of ten consecutive trading days between this date and October 19, 2004. As a result, there can be no assurance that the Company will be able to maintain its listing on the NASDAQ SmallCap Market.

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

     (b) Reports on Form 8-K

     The Company filed a Form 8-K on April 2, 2004, to report the Company issued a press release announcing its financial results for the fiscal year ended December 31, 2003.

     The Company filed a Form 8-K on April 30, 2004 reporting the funding of the Bendes loan and reporting that the Company’s auditors had included a going concern qualification in their audit report on the Company’s fiscal 2003 financial statements.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AESP, INC.
By:	/s/ SLAV STEIN
Slav Stein
President and Chief Executive Officer

By:	/s/ JOHN F. WILKENS
John F. Wilkens
Chief Financial and Accounting Officer

Dated: May 14, 2004