Form 10-Q
period 2004-06-30
AESP INC
filed 2004-08-20
CIK 1026744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   ☐   No    ☒

On August 9, 2004, the registrant had 6,143,596 outstanding shares of its common stock, par value $.001 per share.

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

Part I. Financial Information

Item 1. FINANCIAL STATEMENTS

AESP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets

Current Assets
Cash	$527	$1,082
Accounts receivable, net of allowance for doubtful accounts of $363
at June 30, 2004 and $338 at December 31, 2003	2,324	3,242
Due from factor	197	265
Inventories	5,319	5,416
Due from employees	14	21
Prepaid expenses and other current assets	315	226
Current assets of discontinued operations	552	656

Total current assets	9,248	10,908
Property and equipment, net	497	527
Goodwill	281	281
Deferred tax assets	148	156
Assets of business transferred under contractual arrangement	—	240
Other assets	475	422
Non-current assets of discontinued operations	245	374

TOTAL ASSETS	$10,894	$12,908

Liabilities and Shareholders’ Equity
Current Liabilities
Lines of credit	$1,357	$1,888
Accounts payable	5,248	6,224
Accrued expenses	222	667
Accrued salaries and benefits	481	595
Income taxes payable	—	118
Customer deposits and other	926	945
Current portion of long-term debt	710	45
Current liabilities of discontinued operations	622	522

Total current liabilities	9,566	11,004
Long term debt, less current portion	72	71

TOTAL LIABILITIES	9,638	11,075
Shareholders’ Equity
Preferred stock, $.001 par value; 1,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 20,000 shares authorized; 6,144 shares
issued at June 30, 2004 and December 31, 2003	6	6
Paid-in capital	13,546	13,546
(Deficit)	(12,287)	(11,664)
Accumulated other comprehensive loss	(9)	(55)

TOTAL SHAREHOLDERS’ EQUITY	1,256	1,833

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,894	$12,908

See accompanying notes to condensed consolidated financial statements.

AESP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$6,512	$6,594	$14,087	$13,762
Operating expenses
Cost of sales	4,553	4,731	9,851	9,493
Selling, general and administrative expenses	2,281	2,592	4,666	5,086

Total operating expenses	6,834	7,323	14,517	14,579

Loss from operations	(322)	(729)	(430)	(817)
Other income (expense):
Interest, net	(98)	(50)	(189)	(88)
Other, net	52	97	35	136

(Loss) from continuing operations before income taxes	(368)	(682)	(584)	(769)
Provision (benefit) for (from)income taxes	(5)	(131)	23	(79)

(Loss) from continuing operations	(363)	(551)	(607)	(690)
Income (loss) from discontinued operations, net of tax	(26)	52	110	122
(Loss) on disposal of discontinued operations, net of tax	(170)	—	(170)	—
Cumulative effect of a change in accounting principle	—	—	44	—

Net (loss)	(559)	(499)	(623)	(568)
Preferred stock dividends	—	—	—	12

Net (loss) applicable to common shareholders	$(559)	$(499)	$(623)	$(580)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.06)	$(0.09)	$(0.10)	$(0.12)
Income (loss) from discontinued operations, net of tax	—	0.01	0.02	0.02
(Loss) on disposal of discontinued operations, net of tax	(0.03)	—	(0.03)	—
Cumulative effect of a change in accounting principle	—	—	0.01	—

	$(0.09)	$(0.08)	$(0.10)	$(0.10)

Weighted average shares, basic and diluted	6,144	5,939	6,144	5,831

See accompanying notes to condensed consolidated financial statements.

AESP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2004
(UNAUDITED)
(IN THOUSANDS)

	Common Stock				Accumulated
			Additional		Other	Comprehensive	Total
	Shares	Par	Paid-In		Comprehensive	Income	Shareholders'
	Outstand.	Value	Capital	(Deficit)	Income (Loss)	(Loss)	Equity
Balance at December 31, 2003	6,144	$6	$13,546	$(11,664)	$(55)		$1,833
Net loss				(623)		(623)	(623)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax					46	46	46

						(577)

Balance at June 30, 2004	6,144	$6	$13,546	$(12,287)	$(9)		$1,256

See accompanying notes to condensed consolidated financial statements.

AESP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(IN THOUSANDS)

	Six months ended June 30,
	2004	2003
Operating Activities:
Net loss	$(623)	$(568)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision, net of losses on accounts receivable	5	4
(Income) loss from discontinued operations	(110)	(122)
Loss on disposal of discontinued operations	170	—
Cumulative effect of a change in accounting principle	(44)	—
Depreciation and amortization	137	126
Amortization of deferred compensation	—	64
Deferred income taxes	(1)	10
(Increase) decrease in:
Accounts receivable	1,015	747
Due from factor	68	—
Inventories, net	97	(26)
Prepaid expenses and other current assets	(79)	5
Other assets	(59)	(263)
Increase (decrease) in:
Accounts payable and accrued expenses	(1,151)	96
Accrued salaries and benefits	(83)	35
Income taxes payable	(120)	(213)
Customer deposits and other	(69)	(607)

Net cash (used in) operating activities of continuing operations	(847)	(712)

Net cash provided by (used in) operating activities of discontinued operations	268	(120)

Investing Activities:
Additions, net to property and equipment	(116)	(2)
Collection of loans due from employees	6	(6)
Collection on note receivable from sale of Ukrainian subsidiary	—	30

Net cash provided by (used in) investing activities of continuing operations	(110)	22

Net cash provided by investing activities of discontinued operations	8	1

Financing Activities:
Increase in long-term debt	633	—
Net proceeds from (payments on) lines of credit	(497)	196
Payment of preferred stock dividends	—	(12)

Net cash provided by financing activities of continuing operations	136	184

Net decrease in cash	(545)	(625)
Effect of exchange rate changes on cash	(10)	(17)
Cash, at beginning of period	1,082	1,226

Cash, at end of period	$527	$584

See accompanying notes to condensed consolidated financial statements.

AESP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

Supplemental information:
Cash paid for:
Interest	$177	$98
Taxes	68	104
Non-cash transactions:
Conversion of common stock to preferred stock	—	230
Conversion of preferred stock to common stock	—	230

See accompanying notes to condensed consolidated financial statements.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q promulgated by the Securities & Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The condensed consolidated balance sheet information as of December 31, 2003 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2003 (the “Form 10-K”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K. Certain prior period balances have been reclassified in the unaudited condensed consolidated financial statements in order to provide a presentation consistent with the current period. AESP, Inc. (“AESP”) and its subsidiaries and variable interest entities (see Note 4) are collectively referred to herein as the “Company”.

2. U.S. Line of Credit	On October 31, 2003, the Company signed two agreements, one an amendment with Commercebank, N.A. (the “Bank”) to extend the maturity date on its $1.9 million U.S. based line of credit to April 20, 2004, and a second agreement with KBK Financial, Inc. (“KBK”). The initial funding from KBK was used to fund a permanent reduction in the Company’s line of credit with the Bank. The initial funding under the KBK agreement was $1,220,000, with $70,000 utilized to cover closing expenses and $1,150,000 applied to the Bank’s line of credit. An additional payment of $100,000 from proceeds of the KBK agreement, was made in December 2003, to permanently reduce the available balance under the Bank’s line of credit to $631,000 (which was due and payable on April 20, 2004). This balance was paid in full on April 26, 2004 through the proceeds received by the Company under a new one-year term loan agreement with Bendes Investment Ltd (“Bendes”).

The Bendes loan is a $631,000 one-year term loan due in April 2005. However, the Bendes loan is payable earlier from the net proceeds of any sale of the Company’s equity securities. The loan bears interest at the prime rate plus 8% per annum, payable monthly. The Bendes loan is guaranteed by the Company’s principal shareholders. Under the term of the Bendes loan, the Company is required to comply with certain affirmative and negative covenants. At June 30, 2004, the Company was in compliance with these covenants. The Bendes loan is secured by a lien on substantially all of the Company’s assets.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The KBK agreement advances funds to the Company at a rate of 82.5% of the invoice amount purchased by KBK. The portion of the invoices not advanced to the Company are recorded as a due from factor until the invoice is paid by the customer, at which point the Company receives the remaining proceeds, less fees. Substantially all of the Company’s invoices to U.S. customers are available for sale under this agreement and may be offered to KBK on a daily basis, subject to a $2,000,000 funding limit. KBK can accept or reject offered invoices and is not obligated to purchase any invoices. KBK exercises control over incoming lockbox receipts to ensure that cash received on purchased invoices is collected. The KBK agreement contains fixed and variable discount rate pricing components. The fixed discount is 0.8% of the invoice amount and is payable at the time of funding. The variable rate is KBK’s base rate as established by KBK from time to time (generally the prime rate), plus 2% per annum and is payable based on the number of days from the sale of the invoice until collection. The agreement is terminable by either party upon 30 days notice and immediately by KBK upon default by the Company. In the event of termination by the Company prior to November 2005, a termination fee of up to $40,000 may be due. Bendes and KBK have entered into an intercreditor agreement governing their respective priorities in the assets of the Company securing their respective financings. Because funds advanced under this facility are considered a sale of the particular invoices sold, the Company reports funds advanced as a reduction of accounts receivable in the Condensed Consolidated Financial Statements. The KBK factoring agreement is guaranteed, on a limited basis, with respect to matters related to the existence and validity of purchased receivables, by the Company’s principal shareholders. Under the terms of the KBK agreement, the Company is required to comply with certain affirmative and negative covenants and to maintain certain financial benchmarks and ratios on a monthly basis. As of May 31, 2004 and June 30, 2004, the Company was not in compliance with the current ratio and tangible net worth covenants under the KBK agreement. However, KBK has waived compliance with these financial covenants as of May 31, 2004 and June 30, 2004.

The Company had net losses in each of the last three fiscal years and in the first two quarters of fiscal 2004 and the Company’s working capital is tight. The Company may not meet its financial covenants in future periods unless its results of operations substantially improve. While there can be no assurance, the Company expects that KBK will continue to waive covenant violations during future periods. The Company believes that its internally generated cash flow from operations combined with funds available under the KBK agreement, will be sufficient to fund current operations through the end of 2004. The Company may also consider selling debt or equity securities, or one or more of its operations, in order to meet current and future working capital requirements. However, such fundings or transactions may not be available. If the Company is unable to generate sufficient cash flow from operations to meet its operating costs, or is otherwise unable to raise the required funds or reduce expenses sufficiently to overcome any shortfall, its operations would be materially and adversely affected.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Earnings (loss) per share	Options to purchase 3,028,000 shares of common stock at $0.81 — $3.69 per share, were outstanding at June 30, 2004, but were not included in the computation of diluted EPS for the three and six months ended June 30, 2004, as they are anti-dilutive due to the Company’s loss.

Options to purchase 2,508,000 shares of common stock at $0.81 — $3.69 per share, were outstanding at June 30, 2003, but were not included in the computation of diluted EPS for the three and six months ended June 30, 2003, as they are anti-dilutive due to the Company’s loss.

4. Variable Interest Entities	The Company has evaluated its relationship with AESP Ukraine (Ukraine), an entity created before February 1, 2003 and has determined that it is a variable interest entity under the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (Revised December 2003) (Interpretation No. 46). Ukraine was a wholly-owned subsidiary, which the Company sold to a then thinly capitalized entity in January 2001. The Company has determined that it is the primary beneficiary (as defined in Interpretation No. 46) of Ukraine and as such, under Interpretation No. 46 was required to consolidate Ukraine’s assets, liabilities and noncontrolling interests as of March 31, 2004 at their respective carrying values, as if it were a subsidiary of the Company. As of June 30, 2004, Ukraine has total assets of $531,000 and total debt and other payables of $807,000, of which $763,000 is payable to the Company. The amount payable to the Company consists of a gross note receivable of $604,000 and trade accounts receivable of $159,000 at June 30, 2004. As of December 31, 2003, the Company recorded a $381,000 impairment against the note receivable, based on the Company’s assessment that it is probable that the note is not fully collectible. Ukraine’s operations are not material to the Company. Therefore, in accordance with Interpretation No. 46, the Company has reported the difference of $44,000 in Ukraine’s assets and liabilities, including the reversal of the note receivable impairment due to the Ukraine consolidation, as a cumulative effect of a change in accounting principle in its Condensed Consolidated Statement of Operations for the three months ended March 31, 2004.

The Company also considered whether RSB Holdings, Inc. (RSB), a related party, is a variable interest entity. RSB, which is owned by the Company’s principal shareholders, is the lessor on the Company’s corporate headquarters in Miami, Florida. Under the provisions of Interpretation No. 46, the Company has determined that RSB is not a variable interest entity.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Operating Segments	The Company’s operations, consisting primarily of sales of computer networking products, are handled by each of its subsidiaries operating in their respective countries. Accordingly, management operates its business based on a geographic basis, whereby sales and related data are attributed to the AESP entity that generates such revenues. Segment information is presented below for each significant geographic region (in thousands).

	United States	Western Europe	Elimination	Total
Three months ended June 30, 2004:
Sales to unaffiliated customers	$3,216	$3,296	$—	$6,512
Transfers between geographical areas	573	—	(573)	—

Total sales	3,789	3,296	(573)	6,512

Operating income (loss)	(256)	(106)	40	(322)
Income (loss) before income taxes from continuing operations	(317)	(91)	40	(368)
Identifiable assets at June 30, 2004	5,964	8,026	(3,096)	10,894

Three months ended June 30, 2003:
Sales to unaffiliated customers	$3,663	$2,931	$—	$6,594
Transfers between geographic areas	688	48	(736)	—

Total sales	4,351	2,979	(736)	6,594

Operating income (loss)	(332)	(402)	(5)	(729)
Income (loss) before income taxes from continuing operations	(334)	(353)	(5)	(682)
Identifiable assets at December 31, 2003	6,182	8,189	(1,463)	12,908

Six months ended June 30, 2004:
Sales to unaffiliated customers	$7,255	$6,832	$—	$14,087
Transfers between geographical areas	1,171	—	(1,171)	—

Total sales	8,426	6,832	(1,171)	14,087

Operating income (loss)	(290)	(159)	19	(430)
Income (loss) before income taxes from continuing operations	(414)	(189)	19	(584)
Identifiable assets at June 30, 2004	5,964	8,026	(3,096)	10,894

Six months ended June 30, 2003:
Sales to unaffiliated customers	$7,693	$6,069	$—	$13,762
Transfers between geographic areas	1,403	166	(1,569)	—

Total sales	9,096	6,235	(1,569)	13,762

Operating income (loss)	(265)	(539)	(13)	(817)
Income (loss) before income taxes from continuing operations	(280)	(476)	(13)	(769)
Identifiable assets at December 31, 2003	6,182	8,189	(1,463)	12,908

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Identifiable assets are those assets that are identified with the operations based in each geographic area. Foreign sales, including foreign sales of AESP, for the three months ended June 30, 2004 and 2003, approximated 63% and 59%, respectively, of consolidated revenues. Foreign sales, including foreign sales of AESP, for the six months ended June 30, 2004 and 2003, approximated 62% and 60%, respectively, of consolidated revenues.

No supplier accounted for more than 10% of consolidated purchases in the three and six months ended June 30, 2004 and 2003.

Sales by the Company’s United States business segment to its exclusive distributor in Russia, AESP-Russia, amounted to approximately 12% and 11% of net sales for the three months ended June 30, 2004 and 2003, respectively and approximately 13% and 14% of net sales for the six months ended June 30, 2004 and 2003, respectively.

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

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Stock Based Compensation	The Company has granted stock options to key employees and directors under stock option plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees”, as amended and interpreted. Stock-based employee compensation cost is not reflected in net loss as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting For Stock-Based Compensation”, as amended and interpretated, to stock-based employee compensation (in thousands, except per share amounts):

THREE MONTHS ENDED JUNE 30,	2004	2003
Net loss, as reported	$(559)	$(499)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits	(44)	(33)

Pro forma net loss	$(603)	$(532)

Basic loss per share, as reported	$(.09)	$(.08)

Basic loss per share – pro forma	$(.10)	$(.09)

Diluted loss per share, as reported	$(.09)	$(.08)

Diluted loss per share – pro forma	$(.10)	$(.09)

SIX MONTHS ENDED JUNE 30,	2004	2003
Net loss, as reported	$(623)	$(580)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits	(231)	(284)

Pro forma net loss	$(854)	$(864)

Basic loss per share, as reported	$(.10)	$(.10)

Basic loss per share – pro forma	$(.14)	$(.15)

Diluted loss per share, as reported	$(.10)	$(.10)

Diluted loss per share – pro forma	$(.14)	$(.15)

SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) and net income (loss) per share as if compensation cost for the Company’s employee stock options had been determined in accordance with the fair value based method in SFAS No. 123. The Company estimates the fair value of each stock option by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the six months ended June 30, 2004 and 2003, respectively: no dividend yield percent; expected volatility of 65% and 112%; weighted average risk-free interest rates of approximately 4.8% and 4.8%; and expected lives of 10 and 10 years. There were no stock option grants in the three months ended June 30, 2004 and 2003.

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

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Discontinued Operations	In May 2004, the management of Lanse AS, one of the Company’s Norwegian subsidiaries, informed the Company that they intended to terminate their employment relationship with Lanse. Thereafter, these managers and the Company entered into negotiations to sell Lanse to these managers. These negotiations were concluded in July 2004, when Lanse signed an agreement to sell certain of its assets to a company jointly owned by the former managers of Lanse and several of Lanse’s major vendors. The assets sold were (1) a majority of Lanse’s inventory, with an original cost of approximately $157,000, sold at cost with the proceeds required to be used to retire current accounts payable due to the vendors and (2) the ownership of certain trade names sold for $237,000, payable $145,000 at closing in the form of additional credits from the vendors, $48,000 in cash due in one year and the remainder, $44,000 in cash due in two years. The Company is currently winding down the operations of Lanse, primarily through sales of its remaining inventory, collection of accounts receivable and payment of remaining liabilities. The Company expects to realize approximately $250,000 in net proceeds through this process. As a result of these transactions, the Company has reflected the operating results of Lanse, as well as the estimated losses on disposal, as discontinued operations in the Condensed Consolidated Financial Statements for all periods presented. Approximately $119,000 of the loss on disposal of $170,000 relates to the non-cash write-down of goodwill associated with Lanse to its net realizable value. Results of these operations, as presented in the accompanying Condensed Consolidated Statements of Operations, are as follows:

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net sales	$900	$807	$1,908	$1,742
Income (loss) from operations, net of tax	$(26)	$52	$110	$122
Loss on disposal, net of tax	$(170)	—	$(170)	—

The remaining assets and liabilities of the discontinued operations, as presented in the accompanying Condensed Consolidated Balance Sheets, are as follows (in thousands):

	June 30, 2004	December 31, 2003
Accounts receivable, net	$282	$340
Inventories	270	284
Prepaid expenses and other current assets	—	32

Current assets	$552	$656

Property and equipment, net	$—	$7
Goodwill	243	362
Deferred tax assets	2	5

Non-current assets	$245	$374

Accounts payable	$486	$364
Accrued salaries and benefits	79	108
Customer deposits and other	57	50

Current liabilities	$622	$522

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. Subsequent Events	In July 2004, the Company determined that its German subsidiary, AESP GmbH, which has recorded losses from operations for the last three years, most likely met the criteria for insolvency under German law. In response, an attorney designated by the German government met with the management of AESP GmbH and reviewed its financial position, specifically to assess its ability to pay bills when due and the level of shareholders’ equity. At that point, management control of the assets and liabilities of AESP GmbH passed from the Company to the attorney, acting on behalf of the German government. The attorney’s report, which is expected to be completed in August 2004, is expected to concur with the Company’s evaluation, and as such, the Company will most likely cease consolidating AESP GmbH in July 2004, due to the Company no longer controlling the entity. Due to the relatively insignificant amount of assets and liabilities of AESP GmbH, it is expected that this liquidation of the net assets will not have a significant impact on the results of operations or the financial position of the Company. It is not expected that the Company’s other German subsidiary, Signamax GmbH will be affected by the wind-down of operations of AESP GmbH.

For the six months ended June 30, 2004 and 2003, AESP GmbH recorded sales of $491,000 and $1,360,000, and net losses of $246,000 and $131,000, respectively.

In July 2004, the Company’s Norwegian subsidiary, Jotec, was informed by the financial institution holding its outstanding line of credit, that it was closing the line and would thereafter apply all payments from customers received in Jotec’s bank account at the financial institution to the outstanding balance under the line of credit. As such, Jotec’s liquidity has been severely curtailed and its ability to continue as a viable entity is in doubt. Concurrently, the Company has been actively searching for a potential purchaser of Jotec and is currently in active discussions with several firms. If the Company is unable to conclude a sale of Jotec, the Company may be required to place Jotec into voluntary bankruptcy proceedings. The Company expects to sell the Jotec operations. However, if Jotec, which has equity at June 30, 2004 of approximately $200,000, is placed into bankruptcy proceedings and the Company is unable to successfully sell or reorganize Jotec, and Jotec is liquidated, the Company believes, based on current information, that the Company would ultimately have a significant loss from the liquidation of Jotec, and that the charges recorded in connection with such an event could be up to $700,000.

For the six months ended June 30, 2004 and 2003, Jotec recorded sales of $1,348,000 and $1,523,000, respectively, and net losses of $71,000 and $331,000, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION SET FORTH IN “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” IN THE FORM 10-K.

Recent Developments

The Company has recently experienced several significant changes in its business. For details, see Notes 9 and 10 to the Condensed Consolidated Financial Statements and “Liquidity and Capital Resources” below.

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

Goodwill

We review annually, or more frequently if indicators of impairment arise, the carrying value of our goodwill using the terminal value method. At June 30, 2004, we had $524,000 in indefinite lived goodwill primarily related to our acquisitions of Intelek (Czech Republic) at $281,000 and Lanse (Norway) at $243,000. We operate in two markets, the U.S. and Western Europe. These two geographic regions constitute our reportable segments. See Notes 5 and 9 of Notes to our Condensed Consolidated Financial Statements for additional information regarding our geographic segments and the sale of certain Lanse assets which required a writedown during the second quarter of 2004 of the goodwill related to Lanse. At June 30, 2004, the remaining goodwill of $243,000 related to Lanse is included in non-current assets of discontinued assets in the Condensed Consolidated Balance Sheets. All of our remaining goodwill is contained in our Western Europe reportable segment. We evaluate goodwill at the respective reporting unit level.

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

Results of Operations

     As discussed in Note 9 to the Condensed Consolidated Financial Statements, the Company’s Norwegian subsidiary, Lanse, has been accounted for as a discontinued operation as of June 30, 2004. Accordingly, the results of operations for each of the periods presented have been restated to reflect the results of operations of Lanse as a discontinued operation.

Three months ended June 30, 2004 and 2003

     For the quarter ended June 30, 2004, we recorded net sales of $6.5 million, compared to net sales of $6.6 million for the quarter ended June 30, 2003. Approximately 2.4% or $158,000 of the sales in the second quarter of 2004 was due to the declining value of the U.S. dollar which increased sales in our Western European segment when converted from local currency to U.S. dollars. The following table illustrates our sales by location and the exchange rate effect on our sales in 2004 (in thousands):

	2nd Quarter 2004
				Constant dollar	2nd Quarter
	Net sales		Currency effect(a)	sales	2003	Percent Change
U.S.	$3,216		$—	$3,216	$3,663	-12.2%
Germany	331	(b)	(23)	308	670	-54.0%
Norway	567	(c)	(18)	549	709	-22.6%
Sweden	484		(34)	450	304	48.0%
Czech Rep.	1,660		(83)	1,577	1,248	26.4%
Ukraine	254		—	254	—	—%

Total	$6,512		$(158)	$6,354	$6,594	-3.6%

(a) calculated based on the conversion of 2004 local currency sales at the 2003 average currency exchange rate into U.S. dollars.

(b) German operation combines the operations of AESP GmbH, which is winding down, and Signamax GmbH. See Note 10 of Notes to Condensed Consolidated Financial Statements.

(c) consists solely of the operations of Jotec.

Without the impact of the foreign currency change, revenues would have decreased from $6.6 million in 2003 to $6.4 million in 2004, a decrease of $.2 million or approximately 3.6%. In the U.S., sales declined 12.2% from quarter to quarter, due primarily to two items (1) a drop in U.S. sales of our Advanced Electronic Manufacturing product line of $304,000 due to temporary decreases in product releases by two significant customers in May and June, 2004. Shipments to these customers have rebounded to normal levels in July 2004. and (2) the elimination in consolidation of $115,000 of U.S. sales to AESP Ukraine in 2004. Our former subsidiary in the Ukraine was determined to be a variable interest entity in 2004 in accordance with our adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities and, as a result, was consolidated in our financial statements for 2004, as if it were a subsidiary. Since AESP Ukraine was not consolidated in the second quarter of 2003, U.S. sales to AESP Ukraine during that quarter were not eliminated. Further, in conjunction with the required consolidation of AESP Ukraine in the first quarter of 2004, sales of AESP Ukraine to third parties of $254,000 were added to consolidated sales. See Note 4 to the Condensed Consolidated Financial Statements. Sales in Germany decreased in the second quarter of 2004 due primarily to the wind-down of operations at AESP GmbH, one of our German subsidiaries. See Note 10 to the Condensed Consolidated Financial Statements. Sales in Norway declined as a result of a continuing competitive situation with a company run by the former owners of our Norwegian subsidiary, Jotec. We are currently in discussions to sell our Jotec operations. No agreements have been reached at this time. See Note 10 to Notes to Condensed Consolidated Financial Statements. Sales in Sweden increased due to significant deliveries in June 2004 on a large project with a major customer. Czech Republic sales also increased in the current quarter as a result of several large projects with existing customers.

     Cost of sales for the three months ended June 30, 2004, decreased to $4.6 million, compared to cost of sales of $4.7 million for the three months ended June 30, 2003. Consistent with sales, the weakening U.S. dollar affected the cost of sales for the current quarter. As the following table illustrates, the exchange rate difference resulted in an increase to cost of sales of approximately $135,000 in 2004, when compared to 2003, however it had only a minimal effect on the resulting gross profit percentages (in thousands):

	2nd Quarter 2004
			Constant dollar	2nd Quarter
	Net sales	Currency effect(a)	cost of sales	2003	Percent Change
U.S.	$2,180	$—	$2,180	$2,625	-17.0%
Germany(b)	262	(18)	244	538	-54.6%
Norway(c)	335	(10)	325	412	-21.1%
Sweden	348	(24)	324	211	53.6%
Czech Rep.	1,277	(64)	1,213	945	28.4%
Ukraine	151	—	151	—	—%

Total	$4,553	$(116)	$4,437	$4,731	-6.2%

Gross profit	$1,959	$(42)	$1,917	$1,863	2.9%

Gross profit %	30.1%	—	30.2%	28.3%

(a) calculated based on the conversion of 2004 local currency cost of sales at the 2003 average currency exchange rate into U.S. dollars.

(b) German operation combines the operations of AESP GmbH, which is winding down, and Signamax GmbH. See Note 10 to Notes to Condensed Consolidated Financial Statements.

(c) consists solely of the operations of Jotec.

The increase in gross profit percentage, from 28.3% in the second quarter of 2003 to 30.2% in the second quarter of 2004, was due primarily to operations in the U.S. As a result of a physical inventory and review of inventory usage at June 30, 2003, the Company recorded a reserve for inventory obsolescence in the 2003 second quarter. This reserve served to increase cost of sales and thereby decrease the gross profit percentage in the second quarter of 2003. No additional reserve was required at June 30, 2004. Our former subsidiary in the Ukraine was determined to be a variable interest entity in 2004 and, as a result, was consolidated as if it were a subsidiary for 2004. See Note 4 to the Condensed Consolidated Financial Statements.

     Selling, general and administrative (“S,G & A”) expenses decreased for the quarter ended June 30, 2004, compared to the quarter ended June 30, 2003. Again, consistent with sales and cost of sales, the level of S,G & A expenses were impacted by the change in value of the U.S. dollar compared to foreign currencies and the effect of that change when converting to U.S. dollar equivalents:

	2nd Quarter 2004
			Constant dollar	2nd Quarter
	S,G & A	Currency effect(a)	S,G & A	2003	Percent Change
U.S.	$1,252	$—	$1,252	$1,381	-9.3%
Germany(b)	245	(17)	228	222	2.7%
Norway(c)	171	(5)	166	513	-67.6%
Sweden	162	(11)	151	142	6.3%
Czech Rep.	377	(19)	358	334	6.2%
Ukraine	74	—	74	—	—%

Total	$2,281	$(52)	$2,229	$2,592	-14.0%

(a) calculated based on the conversion of 2004 local currency S,G & A expenses at the 2003 average currency exchange rate into U.S. dollars.

(b) German operation combines the operations of AESP GmbH, which is winding down, and Signamax GmbH. See Note 10 to Notes to Condensed Consolidated Financial Statements.

(c) consists solely of the operations of Jotec.

The decrease in U.S. expenses was primarily a combination of cost cuts offset by increases in several expense categories. Personnel and other cost reductions instituted in July 2003, which included certain employee terminations, mandatory salary reductions for a significant number of remaining employees and cuts in other expenses deemed non-essential will reduce our U.S. overhead by approximately $500,000 per annum. These cuts have been partially offset by increases in employee health costs and planned increases in sales and marketing costs, primarily in our Signamax line. Additional sales representatives have been added and spending on product catalogs and other promotional literature has been increased to cover our entire product line. The expense drop in Norway is due to the following items (1) the settlement of a severance dispute with our former managing director in May, 2004 for an amount lower than anticipated, thereby requiring a reversal of a portion ($252,000) of an accrual set up in 2003 and (2) headcount reductions and other expense cuts instituted in late 2003. Our former subsidiary in the Ukraine was determined to be a variable interest entity in 2004 and, as a result, was consolidated as if it were a subsidiary in 2004. See Note 4 to the Condensed Consolidated Financial Statements. On a worldwide basis, we are continuing to closely monitor our S,G & A expenses and may make additional headcount reductions if consolidated sales levels (net of currency effects) do not begin to increase in future periods. We believe that if sales increase in the future, we will see a reduction in S,G & A expenses as a percentage of net sales, since many of our S,G & A expenses are relatively fixed.

     Pursuant to a License Agreement signed in December 2003, the Company granted options to purchase 300,000 shares of its common stock to Daidone-Steffens LLC, an entity affiliated with one of our directors, at an exercise price of $0.90 per share. The options vest over a five year period, beginning on the date the licensed technology is transferred to the Company and a production line is installed. In accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” the value of the options will be determined on the measurement date, which is the earlier of the commitment date or the date at which the counterparty’s performance is complete, neither of which has occurred as of June 30, 2004. In such future periods, the value of the options will be expensed. We do not anticipate that the measurement date will occur in 2004.

     As a result of the above factors, the loss from operations for the three months ended June 30, 2004 was $322,000, compared to a loss from operations of $729,000 for the three months ended June 30, 2003, a decrease in the loss from operations of $407,000.

     Interest expense, net, increased from $50,000 in the quarter ended June 30, 2003 to $98,000 in the quarter ended June 30, 2004 primarily due to an increase in interest expense of $48,000. The increase in interest expense was focused in the U.S., where the average interest rate rose approximately 6% due to rate hikes included in several extensions on the Bank line of credit in 2003 and the new Bendes note, along with the upfront fee of .8% and an interest rate of 7% currently on the KBK financing arrangement. See Note 2 to the Notes to Condensed Consolidated Financial Statements for further information on these U.S. financing agreements.

     Other income (expense) varied from income of $97,000 in 2003 to income of $52,000 in 2004. We recorded $32,000 in foreign currency gains in the first quarter of 2003 compared to foreign currency gains of $44,000 in the first quarter of 2004. These gains and losses arise from the transactions between our operating units and their vendors and customers in foreign countries and are the results of movements in the respective currencies.

     The loss from continuing operations before income taxes was $368,000 in the three months ended June 30, 2004, compared to $682,000 in the three months ended June 30, 2003, as a result of the factors mentioned above.

     The credit for income taxes recorded for the three months ended June 30, 2003 consists primarily of the resolution of a $155,000 provision recorded in 2002 as a preliminary assessment for an income tax audit at the our German subsidiary. The audit was completed in the second quarter of 2003 and the final assessment of $25,000, which was paid in the second quarter of 2003, was less than anticipated. Realization of substantially all of our deferred tax assets resulting from the available net operating loss carryforwards and other net temporary differences is not considered more likely than not and accordingly a valuation allowance has been provided for the full amount of such assets. We anticipate that our consolidated effective tax rate in future periods will be impacted by which of our businesses are profitable in any such future period and if we will be able to take advantage of its U.S. net operating loss carryforwards to affect taxable income in such periods.

     As a result of the foregoing factors, we incurred a net loss from continuing operations of $363,000 for the quarter ended June 30, 2004, compared to a net loss of $551,000 recorded for the quarter ended June 30, 2003. For the second quarter of 2004, the loss from continuing operations per common share, both basic and diluted, was $.06. For the second quarter of 2003, the loss from continuing operations per common share, both basic and diluted, was $.09. Weighted average shares outstanding (basic and diluted) were 6,144,000 in 2004 and 5,939,000 in 2003.

     The results of operations associated with the discontinued operations were a loss of $26,000 for the three months ended June 30, 2004 compared to income of $52,000 for the three months ended June 30, 2003. Discontinued operations is our Lanse operations, certain assrts of which were sold in July 2004.The loss on disposal of discontinued operations of $170,000 for the second quarter of 2004 related primarily to a write-down of goodwill to its net realizable value in connection with that sale. See Note 9 of Notes to Condensed Consolidated Financial Statements.

Six months ended June 30, 2004 and 2003

     For the six months ended June 30, 2004, we recorded net sales of $14.1 million, compared to net sales of $13.8 million for the six months ended June 30, 2003, an increase of $.3 million or approximately 2.2%. A significant portion of the increase in sales was due to the declining value of the U.S. dollar which increased sales in our Western European segment when converted from local currency to U.S. dollars. The following table illustrates our sales by location and the exchange rate effect on our sales in 2004 (in thousands):

	Six Months 2004
			Constant dollar	Six Months
	Net sales	Currency effect(a)	sales	2003	Percent Change
U.S.	$7,255	$—	$7,255	$7,693	-5.7%
Germany(b)	887	(91)	796	1,360	-41.5%
Norway(c)	1,348	(31)	1,317	1,523	-13.5%
Sweden	852	(87)	765	627	22.0%
Czech Rep.	3,295	(254)	3,041	2,559	18.8%
Ukraine	450	—	450	—	—%

Total	$14,087	$(463)	$13,624	$13,762	-1.0%

(a) calculated based on the conversion of 2004 local currency sales at the 2003 average currency exchange rate into U.S. dollars.

(b) German operation combines the operations of AESP GmbH, which is winding down, and Signamax GmbH. See Note 10 of Notes to Condensed Consolidated Financial Statements.

(c) consists solely of the operations of Jotec.

Without the impact of the foreign currency change, revenues would have been virtually unchanged at $13.8 million in 2003 and $13.6 million in 2004. In the U.S. sales declined 5.7% from 2003 to 2004, due primarily to two items (1) a $73,000 decline in sales to our exclusive distributor in Russia, who purchased additional product in the first half of 2003 due to a planned build up of inventory, and (2) the elimination in consolidation of $243,000 of U.S. sales to AESP Ukraine in 2004. Our former subsidiary in the Ukraine was determined to be a variable interest entity in 2004 in accordance with our adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities and, as a result, was consolidated in our financial statements for 2004, as if it were a subsidiary. Since AESP Ukraine was not consolidated in 2003, U.S. sales to AESP Ukraine during that quarter were not eliminated. Further, in conjunction with the required consolidation of AESP Ukraine in the first quarter of 2004, sales of AESP Ukraine to third parties of $450,000 were added to consolidated sales. See Note 4 to the Condensed Consolidated Financial Statements. Sales in Germany decreased in the first six months of 2004 due primarily to the wind-down of operations at AESP GmbH, one of our German subsidiaries. See Note 10 to the Condensed Consolidated Financial Statements. Sales in Norway declined as a result of a continuing competitive situation with a company run by the former owners of our Norwegian subsidiary, Jotec. Sales in Sweden increased due to significant deliveries in June, 2004 on a large project to a major customer. Czech Republic sales increased in the current year as a result of several large projects with existing customers.

     Cost of sales for the six months ended June 30, 2004, increased to $9.9 million, compared to cost of sales of $9.5 million for the six months ended June 30, 2003. Consistent with sales, the weakening U.S. dollar affected the cost of sales for the current period. As the following table illustrates, the exchange rate difference resulted in an increase to cost of sales of approximately $363,000 in 2004, when compared to 2003, however it had only a minimal effect on the resulting gross profit percentages (in thousands):

	Six Months 2004
			Constant dollar	Six Months
	Net sales	Currency effect(a)	cost of sales	2003	Percent Change
U.S.	$5,029	$—	$5,029	$5,305	-17.0%
Germany(b)	650	(66)	584	1,031	-54.6%
Norway(c)	847	(20)	827	838	-1.3%
Sweden	599	(61)	538	390	53.6%
Czech Rep.	2,448	(189)	2,259	1,929	28.4%
Ukraine	278	—	278	—	—%

Total	$9,851	$(336)	$9,515	$9,493	-4.2%

Gross profit	$4,236	$(127)	$4,109	$4,269	3.7%

Gross profit %	30.1%	—	30.2%	31.0%

(a) calculated based on the conversion of 2004 local currency cost of sales at the 2003 average currency exchange rate into U.S. dollars.

(b) German operation combines the operations of AESP GmbH, which is winding down, and Signamax GmbH. See Note 10 of Notes to Condensed Consolidated Financial Statements.

(c) consists solely of the operations of Jotec.

     The gross profit percentages were fairly consistent from the first six months of 2003 to the same period in 2004. Our former subsidiary in the Ukraine was determined to be a variable interest entity in 2004 and, as a result, was consolidated as if it were a subsidiary for 2004. See Note 4 to the Condensed Consolidated Financial Statements.

     Selling, general and administrative (“S,G & A”) expenses decreased for the six months ended June 30, 2004, compared to the six months ended June 30, 2003. Again, consistent with sales and cost of sales, the level of S,G & A expenses were impacted by the change in value of the U.S. dollar compared to foreign currencies and the effect of that change when converting to U.S. dollar equivalents:

	Six Months 2004
			Constant dollar	Six Months
	S,G & A	Currency effect(a)	S,G & A	2003	Percent Change
U.S.	$2,497	$—	$2,497	$2,665	-6.3%
Germany(b)	490	(50)	440	463	-5.0%
Norway(c)	566	(18)	548	1,018	-46.2%
Sweden	273	(28)	245	307	-20.2%
Czech Rep.	703	(54)	649	633	2.5%
Ukraine	137	—	137	—	—%

Total	$4,666	$(150)	$4,516	$5,086	-11.2%

(a) calculated based on the conversion of 2004 local currency S,G & A expenses at the 2003 average currency exchange rate into U.S. dollars.

(b) German operation combines the operations of AESP GmbH, which is winding down, and Signamax GmbH. See Note 10 of Notes to Condensed Consolidated Financial Statements.

(c) consists solely of the operations of Jotec.

The decrease in U.S. expenses was primarily a combination of cost cuts offset by increases in several expense categories. Personnel and other cost reductions instituted in July 2003, which included certain employee terminations, mandatory salary reductions for a significant number of remaining employees and cuts in other expenses deemed non-essential will reduce our U.S. overhead by approximately $500,000 per annum. These cuts have been partially offset by increases in employee health costs and planned increases in sales and marketing costs, primarily in our Signamax line. Additional sales representatives have been added and spending on product catalogs and other promotional literature has been increased to cover our entire product line. The expense drop in Norway is due to the following items (1) the settlement of a severance dispute with our former managing director in May 2004 for an amount lower than anticipated, thereby requiring a reversal of a portion ($252,000) of an accrual set up in 2003 and (2) headcount reductions and other expense cuts instituted in late 2003. Headcount reductions were the prime factor behind the reduction in expenses at our Swedish operations. Our former subsidiary in the Ukraine was determined to be a variable interest entity in 2004 and, as a result, was consolidated as if it were a subsidiary in 2004. See Note 4 to the Condensed Consolidated Financial Statements. On a worldwide basis, we are continuing to closely monitor our S,G & A expenses and may make additional headcount reductions if consolidated sales levels (net of currency effects) do not begin to increase in future periods. We believe that if sales increase in the future, we will see a reduction in S,G & A expenses as a percentage of net sales, since many of our S,G & A expenses are relatively fixed.

     As a result of the above factors, the loss from operations for the six months ended June 30, 2004 was $430,000, compared to a loss from operations of $817,000 for the six months ended June 30, 2003, a decrease in the loss from operations of $387,000.

     Interest expense, net, increased from $88,000 in the six months ended June 30, 2003 to $189,000 in the six months ended June 30, 2004 primarily due to an increase in interest expense of $91,000. The increase in interest expense was focused in the U.S., where the average interest rate rose approximately 6% due to rate hikes included in several extensions on the Bank line of credit in 2003 and the new Bendes note, along with the upfront fee of .8% and an interest rate of 7% currently on the KBK financing arrangement. See Note 2 to the Notes to Condensed Consolidated Financial Statements for further information on these U.S. financing agreements.

     Other income (expense) varied from income of $136,000 in 2003 to income of $35,000 in 2004. We recorded $65,000 in foreign currency gains in the first six months of 2003 compared to foreign currency gains of $14,000 in the first six months of 2004. These gains and losses arise from the transactions between our operating units and their vendors and customers in foreign countries and are the results of movements in the respective currencies.

     The loss from continuing operations before income taxes was $584,000 in the six months ended June 30, 2004, compared to $769,000 in the six months ended June 30, 2003, as a result of the factors mentioned above.

     For the six months ended June 30, 2004, a tax provision was recorded on those European subsidiaries that recorded profitable operations for that period, primarily the Czech Republic. The credit for income taxes recorded for the six months ended June 30, 2003 consists primarily of the resolution of a $155,000 provision recorded in 2002 as a preliminary assessment for an income tax audit at our German subsidiary. The audit was completed in the second quarter of 2003 and the final assessment of $25,000, which was paid in the second quarter of 2003, was less than anticipated. This credit was partially offset by tax provisions recorded on those European subsidiaries that recorded profitable operations for that period, primarily the Czech Republic. Realization of substantially all of our deferred tax assets resulting from the available net operating loss carryforwards and other net temporary differences is not considered more likely than not and accordingly a valuation allowance has been provided for the full amount of such assets. We anticipate that our consolidated effective tax rate in future periods will be impacted by which of our businesses are profitable in any such future period and if we will be able to take advantage of its U.S. net operating loss carryforwards to affect taxable income in such periods.

     As a result of the foregoing factors, we incurred a net loss from continuing operations of $607,000 for the six months ended June 30, 2004, compared to a net loss of $690,000 recorded for the six months ended June 30, 2003. For the first six months of 2004, the loss from continuing operations per common share, both basic and diluted, was $.10. For the first six months of 2003, the loss from continuing operations per common share, both basic and diluted, was $.12. Weighted average shares outstanding (basic and diluted) were 6,144,000 in 2004 and 5,831,000 in 2003.

     The results of operations associated with the discontinued operations were income of $110,000 for the six months ended June 30, 2004 compared to income of $122,000 for the six months ended June 30, 2003. The loss on disposal of discontinued operations of $170,000 for the six months ended June 30, 2004 related primarily to a write-down of goodwill to its net realizable value. See Note 9 of Notes to Condensed Consolidated Financial Statements.

     We recorded a cumulative effect of a change in accounting principle in the six months ended June 30, 2004 of $44,000. This cumulative effect was derived from the adoption of FASB Interpretation No. 46, which resulted in the initial consolidation in the first quarter of 2004 of our former subsidiary, AESP Ukraine, which was determined to be a variable interest entity. See Note 4 to the Condensed Consolidated Financial Statements for further information.

Liquidity & Capital Resources

     Historically, the Company has primarily financed its operations with cash flow from operations, borrowings under available lines of credit and sales of equity securities.

     At June 30, 2004, the Company had a working capital deficit of $318,000, compared to a working capital deficit of $96,000 at December 31, 2003. The Company’s current ratio was .97 at June 30, 2004 and .99 at December 31, 2003. The balance sheet line items with the most significant changes from December 31, 2003 to June 30, 2004 were the following:

	2004	2003
Cash	$527,000	$1,082,000

Cash declined as funds at December 31, 2003, along with funds generated from the decrease in accounts receivable and inventory, were used in the first six months of 2004 to make net reductions in accounts payable and accrued expenses and to fund our operating losses.

	2004	2003
Accounts receivable	$2,324,000	$3,242,000

The decrease of approximately $900,000 is due to two factors: (1) Higher sales in the last quarter of 2003, which increased accounts receivable at December 31, 2003, which were primarily collected in the first quarter of 2004. As a result, accounts receivable was lower at June 30, 2004, as sales in the second quarter of 2004 were lower than the fourth quarter of 2003 and (2) due to the initial consolidation of AESP Ukraine in 2004, $159,000 in accounts receivable on sales from our U.S operations to AESP Ukraine are eliminated in consolidation at June 30, 2004. AESP Ukraine’s accounts receivable, which were added to our consolidated balance sheet as of January 1, 2004, totaled $67,000 at June 30, 2004. At December 31, 2003, $130,000 in accounts receivable from AESP Ukraine remained on the consolidated balance sheet.

	2004	2003
Inventory	$5,319,000	$5,416,000

Net of the addition of $405,000 in inventory from the initial consolidation of AESP Ukraine, inventory worldwide decreased by approximately $500,000 as the result of efforts begun in late 2003 to increase cash flow through improved inventory management. Funds generated from this program were used to pay down certain liabilities.

	2004	2003
Assets of business transferred under contractual arrangement	$—	$240,000

This asset is a note receivable (gross note of $603,000 net of impairment reserve of $381,000) received from the buyer of our former subsidiary, AESP Ukraine. As a result of the required consolidation of AESP Ukraine in 2004, in accordance with Interpretation No. 46, this note is eliminated as of June 30, 2004 in our consolidation . As AESP Ukraine was not consolidated at December 31, 2003, this note, net of the reserve, remained on our consolidated balance sheet at December 31, 2003.

	2004	2003
Non-current assets of discontinued operations	$245,000	$374,000

The decrease is primarily due to the sale of certain assets of our Norwegian subsidiary, Lanse, in July, 2004. As a result, we performed an assessment of the realizability of the goodwill remaining from the original purchase of Lanse in 2000. As a result of that review, we determined that the value of the goodwill was permanently impaired and as such, we recorded a write-down of the goodwill of $119,000 at June 30, 2004. See Note 9 to the Condensed Consolidated Financial Statements.

	2004	2003
Lines of credit	$1,357,000	$1,888,000
Current portion of long-term debt	$710,000	$45,000

In April, 2004, the balance remaining of $631,000 under our line of credit with Commercebank N.A. was paid in full through the proceeds received under a new one-year term loan agreement with Bendes. The new Bendes loan, which is also $631,000, is classified as a current portion of long-term debt in our Condensed Consolidated Balance Sheets.

	2004	2003
Accounts payable	$5,248,000	$6,224,000
Accrued expenses	$222,000	$667,000

As described above, cash generated from the decrease in receivables and inventory, along with funds on hand were utilized during the first half of 2004 to make additional payments to vendors and other creditors, thereby reducing those balances as of June 30, 2004.

     For the six months ended June 30, 2004, $847,000 of cash was used in continuing operations. The primary reasons for the use of cash in 2004 were the net loss of $623,000 and reductions in accounts payable and accrued expenses of $1,151,000 offset by a decrease in accounts receivable of $1,015,000. Net cash used in investing activities of continuing operations was $110,000, primarily due to additions, net to property and equipment of $116,000. Cash of $136,000 was provided by financing activities, primarily due to the funding from the Bendes note offset by the payoff of the U.S. line of credit. As a result of the foregoing, our cash position decreased $545,000 between December 31, 2003 and June 30, 2004. That decrease, combined with a decline of $10,000 attributable to the effects of exchange rate changes on cash, produced an overall decrease in cash of $555,000. We are continuing efforts to improve our cash position through personnel and other expense reductions, increasing sales and collections of accounts receivable and selected inventory reductions.

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

     The Bendes loan is a $631,000 one-year term loan due April 2005. The loan bears interest at the prime rate plus 8% per annum, payable monthly. The Bendes loan is guaranteed by the Company’s principal shareholders. Under the term of the Bendes loan, the Company is required to comply with certain affirmative and negative covenants and is required to prepay the note, in whole or in part, from the net proceeds of any sale of our equity securities. The Bendes loan is secured by a lien on substantially all of our assets.

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

     Because funds advanced under this facility are considered a sale of the particular invoices sold, we report funds advanced as a reduction of accounts receivable in the Condensed Consolidated Financial Statements. The KBK factoring agreement is guaranteed, on a limited basis, with respect to matters related to the existence and validity of purchased receivables, by our principal shareholders. Under the terms of the KBK agreement, we are required to comply with certain affirmative and negative covenants and to maintain certain financial benchmarks and ratios during future periods. As of May 31, 2004 and June 30, 2004, we were not in compliance with the current ratio and tangible net worth covenants under the KBK agreement. However, KBK has waived compliance with these financial covenants as of May 31, 2004 and June 30, 2004. As of June 30, 2004, KBK had paid funds on $1,002,000 of purchased invoices, subject to a $2,000,000 funding limit.

     We had net losses in each of the last three fiscal years and in the first two quarters of fiscal 2004 and our working capital is tight. We may not meet our financial covenants in future periods unless our results of operations substantially improve. While there can be no assurance, we expect that KBK will continue to waive covenant violations during future periods. We believe that our internally generated cash flow from operations combined with funds available under the KBK agreement, will be sufficient to fund current operations through the end of 2004. We may also consider selling debt or equity securities, or one or more of our operations, in order to meet current and future working capital requirements. However, such fundings or transactions may not be available. If we are unable to generate sufficient cash flow from operations to meet our operating costs, or are otherwise unable to raise the required funds or reduce expenses sufficiently to overcome any shortfall, our operations would be materially and adversely affected.

     Our foreign subsidiaries also have various lines of credit available for their operations. At June 30, 2004, an aggregate of $1,357,000 was outstanding under these lines of credit and $407,000 was available for borrowing under these agreements. One of these lines ($560,000) was recently called. See Note 10 of Notes to Condensed Consolidated Financial Statements. These lines of credit are renewable annually at the creditors’ option. We believe that these, or substantially similar lines of credit will remain available to us for borrowings through the end of 2004.

     We have experienced net losses and diminished working capital for the six months ended June 30, 2004 and for each of the years ended December 31, 2003, 2002 and 2001. As of June 30, 2004, our working capital was negative. We are dependent upon generating sufficient cash flow from operations or financings to meet our operating expenses and to repay our liabilities. While we expect to be able to meet our obligations and service our debt, there can be no assurance that we will be able to do so.

     As a result of these uncertainties, the audit report accompanying our financial statements for the year ended December 31, 2003 notes that there is substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements for June 30, 2004, do not contain any adjustments that might result from the outcome of this uncertainty.

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

     The Company’s earnings are affected by changes in short-term interest rates as a result of its lines of credit. If short-term interest rates averaged 2% more in the three months ended June 30, 2004 and 2003, the Company’s interest expense and loss before taxes would have increased by $16,000 and $12,000, respectively. If short-term interest rates averaged 2% more in the six months ended June 30, 2004 and 2003, the Company’s interest expense and loss before taxes would have increased by $32,000 and $24,000, respectively.

     The Company’s revenues and net worth are affected by foreign currency exchange rates due to having subsidiaries in Norway, Sweden, Germany and the Czech Republic. Further, effective in the first quarter of 2004, the Company consolidates the operations of AESP Ukraine. See Note 4 of Notes to Condensed Consolidated Financial Statements. While the Company’s sales to its subsidiaries are denominated in U.S. dollars, each subsidiary owns assets and conducts business in its local currency. Upon consolidation, the subsidiaries’ financial results are impacted by the value of the U.S. dollar compared to the value of the currency in the jurisdiction where the subsidiaries do business. A uniform 10% strengthening as of June 30, 2004 and 2003 in the value of the dollar would have resulted in reduced revenues of $420,000 and $368,000 for the three months ended June 30, 2004 and 2003, respectively. A uniform 10% strengthening as of June 30, 2004 and 2003 in the value of the dollar would have resulted in reduced revenues of $874,000 and $781,000 for the six months ended June 30, 2004 and 2003, respectively A uniform 10% strengthening as of June 30, 2004 and 2003 in the value of the dollar would have resulted in a reduction of the Company’s consolidated net worth of $138,000 and $177,000, respectively. The Company finds it impractical to hedge foreign currency exposure and, as a result, will continue to experience foreign currency gains and losses.

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

     Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

Item 5. OTHER INFORMATION

     On August 17, 2004, the Company was advised that its common stock would be delisted from The Nasdaq SmallCap Market effective as of the opening of business on Thursday, August 19, 2004. Effective on that date, the Company’s common stock began trading on the Over-the-Counter Bulletin Board (OTCBB). A copy of the Company’s press release, dated August 18, 2004, announcing the delisting is Exhibit 99.1 to this Form 10-Q.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

31.1	Certification of Slav Stein, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of John F. Wilkens, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Slav Stein, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of John F. Wilkens, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release dated August 18, 2004.

     (b) Reports on Form 8-K

     The Company filed a Form 8-K on May 17, 2004, to report the Company issued a press release announcing its financial results for the fiscal first quarter ended March 31, 2004.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AESP, INC.
By:	/s/ SLAV STEIN
Slav Stein
President and Chief Executive Officer

By:	/s/ JOHN F. WILKENS
John F. Wilkens
Chief Financial and Accounting Officer

Dated: August 20, 2004