Form 10-Q
period 2004-09-30
AESP INC
filed 2004-11-18
CIK 1026744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

On November 8, 2004, the registrant had 6,143,596 outstanding shares of its common stock, par value $.001 per share.

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

•	our ability to generate sufficient cash flow, or to obtain required incremental capital, to pay our operating expenses and service our debt as it comes due,

•	competition from other manufacturers and distributors of computer networking products both nationally and internationally,

•	our ability to generate sales of our products at sufficient gross margins to operate our business on a cash flow positive and profitable basis,

•	the balance of the mix between original equipment manufacturer sales (which have comparatively lower gross profit margins with lower expenses) and networking sales (which have comparatively higher gross profit margins with higher expenses) from period to period,

•	our dependence on third parties for manufacturing and assembly of products, and

•	the absence of supply agreements.

These and additional factors are discussed herein and in our Annual Report on Form 10-K for the 2003 fiscal year (the “Form 10-K”).

     You should carefully consider the information incorporated by reference and the information that we file with the Securities and Exchange Commission (“SEC”) from time to time. The words “may,” “will,” “expect,” “anticipate,” “believe,” “continue,” “estimate,” “project,” “intend,” and similar expressions used in this Form 10-Q are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.

Part I. Financial Information

Item 1. FINANCIAL STATEMENTS

AESP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Current Assets
Cash	$521	$1,082
Accounts receivable, net of allowance for doubtful accounts of $214	1,543	1,967
at September 30, 2004 and $246 at December 31, 2003 Due from factor	214	265
Inventories, net	3,582	4,194
Due from employees	106	8
Prepaid expenses and other current assets	268	191
Current assets of discontinued operations	1,073	3,200

Total current assets	7,307	10,907
Property and equipment, net	410	504
Goodwill	289	289
Deferred tax assets	85	9
Assets of business transferred under contractual arrangement	—	240
Other assets	200	138
Non-current assets of discontinued operations	145	741

TOTAL ASSETS	$8,436	$12,828

Liabilities and Shareholders’ Equity
Current Liabilities
Lines of credit	$540	$1,052
Accounts payable	4,667	5,330
Accrued expenses	148	227
Accrued salaries and benefits	199	244
Income taxes payable	—	7
Customer deposits and other	332	460
Current portion of long-term debt	683	45
Current liabilities of discontinued operations	1,322	3,559

Total current liabilities	7,891	10,924
Long term debt, less current portion	74	71

TOTAL LIABILITIES	7,965	10,995
Shareholders’ Equity
Preferred stock, $.001 par value; 1,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 20,000 shares authorized; 6,144 shares	6	6
issued at September 30, 2004 and December 31, 2003 Paid-in capital	13,546	13,546
(Deficit)	(13,313)	(11,664)
Accumulated other comprehensive income (loss)	232	(55)

TOTAL SHAREHOLDERS’ EQUITY	471	1,833

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,436	$12,828

See accompanying notes to condensed consolidated financial statements.

AESP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$6,434	$5,543	$17,433	$15,795
Operating expenses
Cost of sales	4,743	4,099	12,515	11,341
Selling, general and administrative expenses	1,785	1,513	5,123	4,812

Total operating expenses	6,528	5,612	17,638	16,153

Loss from operations	(94)	(69)	(205)	(358)
Other income (expense):
Interest, net	(77)	(47)	(227)	(118)
Other, net	25	32	4	131

(Loss) from continuing operations before income taxes	(146)	(84)	(428)	(345)
Provision for income taxes	4	2	27	52

(Loss) from continuing operations	(150)	(86)	(455)	(397)
(Loss) from discontinued operations, net of tax	(293)	(380)	(485)	(637)
(Loss) on disposal of discontinued operations, net of tax	(583)	—	(753)	—
Cumulative effect of a change in accounting principle	—	—	44	—

Net (loss)	(1,026)	(466)	(1,649)	(1,034)
Preferred stock dividends	—	—	—	12

Net (loss) applicable to common shareholders	$(1,026)	$(466)	$(1,649)	$(1,046)

Basic and diluted loss per common share:
(Loss) from continuing operations	$(0.02)	$(0.02)	$(0.07)	$(0.07)
(Loss) from discontinued operations, net of tax	(0.05)	(0.06)	(0.08)	(0.11)
(Loss) on disposal of discontinued operations, net of tax	(0.10)	—	(0.13)	—
Cumulative effect of a change in accounting principle	—	—	0.01	—

	$(0.17)	$(0.08)	$(0.27)	$(0.18)

Weighted average shares, basic and diluted	6,144	5,975	6,144	5,880

See accompanying notes to condensed consolidated financial statements.

AESP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

(IN THOUSANDS)

	Common Stock				Accumulated
			Additional		Other	Comprehensive	Total
	Shares	Par	Paid-In		Comprehensive	Income	Shareholders'
	Outstand.	Value	Capital	(Deficit)	Income (Loss)	(Loss)	Equity
Balance at December 31, 2003	6,144	$6	$13,546	$(11,664)	$(55)		$1,833
Net loss				(1,649)		(1,649)	(1,649)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax					287	287	287

						(1,362)

Balance at September 30, 2004	6,144	$6	$13,546	$(13,313)	$232		$471

See accompanying notes to condensed consolidated financial statements.

AESP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)

	Nine months ended September 30,
	2004	2003
Operating Activities:
Net loss	$(1,649)	$(1,034)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision, net of losses on accounts receivable	—	6
(Income) loss from discontinued operations	485	637
Loss on disposal of discontinued operations	753	—
Cumulative effect of a change in accounting principle	(44)	—
Depreciation and amortization	168	118
Amortization of deferred compensation	—	79
Deferred income taxes	(84)	—
(Increase) decrease in:
Accounts receivable	633	60
Due from factor	51	—
Inventories, net	646	596
Prepaid expenses and other current assets	(65)	100
Other assets	181	—
Increase (decrease) in:
Accounts payable and accrued expenses	(541)	(269)
Accrued salaries and benefits	(28)	40
Income taxes payable	(9)	(82)
Customer deposits and other	(195)	(227)

Net cash provided by operating activities of continuing operations	302	24

Net cash (used in) operating activities of discontinued operations	(327)	(1,137)

Investing Activities:
Additions, net to property and equipment	(83)	(137)
Grant of loans to employees	(97)	(7)
Collection on note receivable from sale of Ukrainian subsidiary	—	45

Net cash (used in) investing activities of continuing operations	(180)	(99)

Net cash provided by (used in) investing activities of discontinued operations	(17)	34

Financing Activities:
Increase in long-term debt	633	—
Net proceeds from (payments on) lines of credit	(521)	(281)
Payment of preferred stock dividends	—	(12)

Net cash provided by (used in) financing activities of continuing operations	112	(293)

Net cash provided by (used in) financing activities of discontinued operations	(505)	815

Net decrease in cash	(615)	(656)
Effect of exchange rate changes on cash of continuing operations	6	4
Effect of exchange rate changes on cash of discontinued operations	48	(26)
Cash, at beginning of period	1,082	1,226

Cash, at end of period	$521	$548

Supplemental information:
Cash paid for:
Interest	$217	$164
Taxes	116	114
Non-cash transactions:
Conversion of common stock to preferred stock	—	230
Conversion of preferred stock to common stock	—	230

See accompanying notes to condensed consolidated financial statements.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q promulgated by the Securities & Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The condensed consolidated balance sheet information as of December 31, 2003 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2003 (the “Form 10-K”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K. Certain prior period balances have been reclassified in the unaudited condensed consolidated financial statements in order to provide a presentation consistent with the current period. AESP, Inc. (“AESP”) and its subsidiaries and variable interest entities (see Note 4) are collectively referred to herein as the “Company”.

2. U.S. Line of Credit	On October 31, 2003, the Company signed two agreements, one an amendment with Commercebank, N.A. (the “Bank”) to extend the maturity date on its $1.9 million U.S. based line of credit to April 20, 2004, and a second agreement with Marquette Commercial Finance, Inc. (formerly KBK Financial, Inc.) (“Marquette”). The initial funding from Marquette was used to fund a permanent reduction in the Company’s line of credit with the Bank. The initial funding under the Marquette agreement was $1,220,000, with $70,000 utilized to cover closing expenses and $1,150,000 applied to the Bank’s line of credit. An additional payment of $100,000 from proceeds of the Marquette agreement, was made in December 2003, to permanently reduce the available balance under the Bank’s line of credit to $631,000 (which was due and payable on April 20, 2004). This balance was paid in full on April 26, 2004 through the proceeds received by the Company under a new one-year term loan agreement with Bendes Investment Ltd (“Bendes”).

The Bendes loan is a $631,000 one-year term loan due in April 2005. However, the Bendes loan is payable earlier from the net proceeds of any sale of the Company’s equity securities. The loan bears interest at the prime rate plus 8% per annum, payable monthly. The Bendes loan is guaranteed by the Company’s principal shareholders. Under the term of the Bendes loan, the Company is required to comply with certain affirmative and negative covenants. At September 30, 2004, the Company was in compliance with these covenants. The Bendes loan is secured by a lien on substantially all of the Company’s assets.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Marquette agreement advances funds to the Company at a rate of 82.5% of the invoice amount purchased by Marquette. The portion of the invoices not advanced to the Company are recorded as a due from factor until the invoice is paid by the customer, at which point the Company receives the remaining proceeds, less fees. Substantially all of the Company’s invoices to U.S. customers are available for sale under this agreement and may be offered to Marquette on a daily basis, subject to a $2,000,000 funding limit. Marquette can accept or reject offered invoices and is not obligated to purchase any invoices. Marquette exercises control over incoming lockbox receipts to ensure that cash received on purchased invoices is collected. The Marquette agreement contains fixed and variable discount rate pricing components. The fixed discount is 1.25% of the invoice amount and is payable at the time of funding. The variable rate is Marquette’s base rate as established by Marquette from time to time (generally the prime rate), plus 2% per annum and is payable based on the number of days from the sale of the invoice until collection. The agreement is terminable by either party upon 30 days notice and immediately by Marquette upon default by the Company. In the event of termination by the Company prior to November 2005, a termination fee of up to $20,000 may be due. Bendes and Marquette have entered into an intercreditor agreement governing their respective priorities in the assets of the Company securing their respective financings. Because funds advanced under this facility are considered a sale of the particular invoices sold, the Company reports funds advanced as a reduction of accounts receivable in the Condensed Consolidated Financial Statements. The Marquette factoring agreement is guaranteed, on a limited basis, with respect to matters related to the existence and validity of purchased receivables, by the Company’s principal shareholders. Under the terms of the Marquette agreement, the Company is required to comply with certain affirmative and negative covenants and to maintain certain financial benchmarks and ratios on a monthly basis. As of September 30, 2004, the Company was not in compliance with the tangible net worth covenant under the Marquette agreement, however Marquette has waived compliance with this covenant. Further, as of September 30, 2004, Marquette had purchased accounts receivables aggregating $1,135,000.

The Company incurred net losses in each of the last three fiscal years and in the first three quarters of fiscal 2004 and the Company’s working capital is extremely limited. The Company may not meet its financial covenants in future periods unless its results of operations substantially improve. While there can be no assurance, the Company expects that Marquette will continue to waive covenant violations during future periods. The Company believes that its internally generated cash flow from operations combined with funds available under the Marquette agreement, will be sufficient to fund current operations through the end of 2004. The Company may also consider selling debt or equity securities, or one or more of its operations, in order to meet current and future working capital requirements. However, such fundings or transactions may not be available. If the Company is unable to generate sufficient cash flow from operations to meet its operating costs, or is otherwise unable to raise the required funds or reduce expenses sufficiently to overcome any shortfall, its operations would be materially and adversely affected.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Earnings (loss) per share	Options to purchase 3,610,000 shares of common stock at $0.81 — $3.69 per share, were outstanding at September 30, 2004, but were not included in the computation of diluted EPS for the three and nine months ended September 30, 2004, as they are anti-dilutive due to the Company’s loss.

Options to purchase 2,961,000 shares of common stock at $0.81 — $3.69 per share, were outstanding at September 30, 2003, but were not included in the computation of diluted EPS for the three and nine months ended September 30, 2003, as they are anti-dilutive due to the Company’s loss.

4. Variable Interest Entities	The Company has evaluated its relationship with AESP Ukraine (Ukraine), an entity created before February 1, 2003 and has determined that it is a variable interest entity under the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (Revised December 2003) (Interpretation No. 46). Ukraine was a wholly-owned subsidiary, which the Company sold to a then thinly capitalized entity in January 2001. The Company has determined that it is the primary beneficiary (as defined in Interpretation No. 46) of Ukraine and as such, under Interpretation No. 46 was required to consolidate Ukraine’s assets, liabilities and noncontrolling interests as of March 31, 2004 at their respective carrying values, as if it were a subsidiary of the Company. As of September 30, 2004, Ukraine has total assets of $649,000 and total debt and other payables of $544,000, of which $460,000 is payable to the Company. The amount payable to the Company consists of a gross note receivable of $603,000 and trade accounts receivable of $238,000 at September 30, 2004. As of December 31, 2003, the Company recorded a $381,000 impairment against the note receivable, based on the Company’s assessment that it is probable that the note is not fully collectible. Ukraine’s operations are not material to the Company. Therefore, in accordance with Interpretation No. 46, the Company has reported the difference of $44,000 in Ukraine’s assets and liabilities, including the reversal of the note receivable impairment due to the Ukraine consolidation, as a cumulative effect of a change in accounting principle in its Condensed Consolidated Statement of Operations for the nine months ended September 30, 2004.

The Company also considered whether RSB Holdings, Inc. (RSB), a related party, is a variable interest entity. RSB, which is owned by the Company’s principal shareholders, is the lessor on the Company’s corporate headquarters in Miami, Florida. Under the provisions of Interpretation No. 46, the Company has determined that RSB is not a variable interest entity.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Operating Segments	The Company’s operations, consisting primarily of sales of computer networking products, are handled by each of its subsidiaries operating in their respective countries. Accordingly, management operates its business based on a geographic basis, whereby sales and related data are attributed to the AESP entity that generates such revenues. United States includes Signamax, Advanced Electronic Manufacturing and sales of products to the Company’s Russian distributor. Western Europe includes Intelek, the Company’s Czech Republic subsidiary and the operations of the Company Ukrainian distributor, which is consolidated in accordance with Interpretation No. 46 (see Note 4). All other European operations (Jotec and Lanse in Norway, AESP Sweden and AESP GmbH and Signamax GmbH in Germany) have been or are in the process of being disposed and are therefore, reflected as discontinued operations. Segment information is presented below for each significant geographic region (in thousands).

	United States	Western Europe	Elimination	Total
Three months ended Sept. 30, 2004:
Sales to unaffiliated customers	$4,159	$2,275	$—	$6,434
Transfers between geographical areas	328	—	(328)	—

Total sales	4,487	2,275	(328)	6,434

Operating income (loss)	29	(84)	(39)	(94)
Income (loss) before income taxes from continuing operations	(31)	(76)	(39)	(146)
Identifiable assets at September 30, 2004	4,415	5,324	(1,303)	8,436

Three months ended Sept. 30, 2003:
Sales to unaffiliated customers	$4,049	$1,494	$—	$5,543
Transfers between geographic areas	366	—	(366)	—

Total sales	4,415	1,494	(366)	5,543

Operating income (loss)	(105)	(9)	45	(69)
Income (loss) before income taxes from continuing operations	(135)	6	45	(84)
Identifiable assets at December 31, 2003	6,774	7,430	(1,376)	12,828

Nine months ended Sept. 30, 2004:
Sales to unaffiliated customers	$11,414	$6,019	$—	$17,433
Transfers between geographical areas	1,499	—	(1,499)	—

Total sales	12,913	6,019	(1,499)	17,433

Operating income (loss)	(261)	95	(39)	(205)
Income (loss) before income taxes from continuing operations	(445)	56	(39)	(428)
Identifiable assets at September 30, 2004	4,415	5,324	(1,303)	8,436

Nine months ended Sept. 30, 2003:
Sales to unaffiliated customers	$11,742	$4,053	$—	$15,795
Transfers between geographic areas	1,769	—	(1,769)	—

Total sales	13,511	4,053	(1,769)	15,795

Operating income (loss)	(370)	12	24	(358)
Income (loss) before income taxes from continuing operations	(415)	46	24	(345)
Identifiable assets at December 31, 2003	6,774	7,430	(1,376)	12,828

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Identifiable assets are those assets that are identified with the operations based in each geographic area. Foreign sales, including foreign sales of AESP, for the three months ended September 30, 2004 and 2003, approximated 56% and 47%, respectively, of consolidated revenues. Foreign sales, including foreign sales of AESP, for the nine months ended September 30, 2004 and 2003, approximated 53% and 46%, respectively, of consolidated revenues.

For the three months ended September 30, 2004, purchases from an electrical cabinet vendor in the Czech Republic amounted to approximately 17% of cost of sales. For the three months ended September 30, 2003, no vendor accounted for greater than 10% of cost of sales. For the nine months ended September 30, 2004, purchases from this cabinet vendor were approximately 12% of cost of sales. For the nine months ended September 30, 2003, purchases from a Far East manufacturer amounted to approximately 11% of cost of sales.

Sales by the Company’s United States business segment to its exclusive distributor in Russia, AESP-Russia, amounted to approximately 20% and 17% of net sales for the three months ended September 30, 2004 and 2003, respectively and approximately 18% and 18% of net sales for the nine months ended September 30, 2004 and 2003, respectively.

6. Warrant Dividend	In June 2003, the Company distributed to the holders of its outstanding common stock (the “Warrant Dividend”), as of the record date of April 10, 2003, on a pro-rata basis, common stock purchase warrants to purchase one share of common stock for each share owned as of the record date (the “Warrants”). Warrants to purchase 5,984,000 shares were issued in the Warrant Dividend. The Warrants are non-transferable. The Warrant exercise period commenced on September 23, 2003, which is the date following the date of effectiveness of a registration statement registering the sale of the shares of common stock underlying the Warrants. The warrants were scheduled to expire on September 23, 2004, however, the Company’s Board of Directors extended the expiration date for an additional six months. Until March 23, 2005 (the extended expiration date of the warrants), the Warrants are exercisable at an exercise price of $5.50 per share.

Any proceeds received by the Company from the exercise of the Warrants will be used to repay the Bendes note (which is due in April 2005, but must be paid sooner from the net proceeds of any sales by the Company of its equity securities), for general working capital purposes or for acquisitions.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Stock Based Compensation	The Company has granted stock options to key employees and directors under stock option plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees”, as amended and interpreted. Stock-based employee compensation cost is not reflected in net loss as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting For Stock-Based Compensation”, as amended and interpreted, to stock-based employee compensation (in thousands, except per share amounts):

THREE MONTHS ENDED SEPTEMBER 30,	2004	2003
Net loss, as reported	$(1,026)	$(466)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits	(43)	(32)

Pro forma net loss	$(1,069)	$(498)

Basic loss per share, as reported	$(.17)	$(.08)

Basic loss per share – pro forma	$(.17)	$(.08)

Diluted loss per share, as reported	$(.17)	$(.08)

Diluted loss per share – pro forma	$(.17)	$(.08)

NINE MONTHS ENDED SEPTEMBER 30,	2004	2003
Net loss, as reported	$(1,649)	$(1,046)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits	(273)	(245)

Pro forma net loss	$(1,922)	$(1,291)

Basic loss per share, as reported	$(.27)	$(.18)

Basic loss per share – pro forma	$(.31)	$(.22)

Diluted loss per share, as reported	$(.27)	$(.18)

Diluted loss per share – pro forma	$(.31)	$(.22)

SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) and net income (loss) per share as if compensation cost for the Company’s employee stock options had been determined in accordance with the fair value based method in SFAS No. 123. The Company estimates the fair value of each stock option by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the nine months ended September 30, 2004 and 2003, respectively: no dividend yield percent; expected volatility of 65% and 112%; weighted average risk-free interest rates of approximately 4.8% and 4.8%; and expected lives of 10 and 10 years. There were no stock option grants in the three months ended September 30, 2004 and 2003.

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

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Discontinued Operations	In May 2004, the management of Lanse AS, one of the Company’s Norwegian subsidiaries, informed the Company that they intended to terminate their employment relationship with Lanse. Thereafter, these managers and the Company entered into negotiations to sell Lanse to these managers. These negotiations were concluded in July 2004, when Lanse signed an agreement to sell certain of its assets to a company jointly owned by the former managers of Lanse and several of Lanse’s major vendors. The assets sold were (1) a majority of Lanse’s inventory, with an original cost of approximately $157,000, sold at cost with the proceeds required to be used to retire current accounts payable due to the vendors and (2) the ownership of certain trade names sold for $237,000, payable $145,000 at closing in the form of additional credits from the vendors, $48,000 in cash due in one year and the remainder, $44,000 in cash due in two years. The Company is currently winding down the operations of Lanse, primarily through sales of its remaining inventory, collection of accounts receivable and payment of remaining liabilities. The Company expects to realize approximately $100,000 in net proceeds through this process.

In July 2004, the Company determined that its German subsidiary, AESP GmbH, which has recorded losses from operations for the last three years, most likely met the criteria for insolvency under German law. In response, an attorney designated by the German government met with the management of AESP GmbH and reviewed its financial position, specifically to assess its ability to pay bills when due and the level of shareholders’ equity. On September 1, 2004, the German court adjudged AESP GmbH to be insolvent and at that point, management control of the assets and liabilities of AESP GmbH passed from the Company to the attorney, acting on behalf of the German government. As such, the Company has ceased consolidating AESP GmbH subsequent to August 31, 2004, due to the Company no longer controlling the entity. Due to the relatively insignificant amount of assets and liabilities of AESP GmbH, it is expected that this liquidation of the net assets will not have a significant impact on the results of operations or the financial position of the Company.

In August 2004, the Company signed an agreement with an unrelated third party to sell 100% of the outstanding common stock in its other Norwegian subsidiary, Jotec AS, for a nominal sum. In connection with this sale, the Company collected approximately $285,000 in overdue accounts receivable from Jotec and was relieved of any further liability under Jotec’s bank line of credit and its facility lease, which had approximately seven years remaining.

In September 2004, the Company entered into negotiations with an unrelated third party to sell 100% of the outstanding common stock of its Swedish subsidiary, AESP Sweden. These negotiations were completed in early October 2004, when the Company signed an agreement to sell AESP Sweden for a nominal sum. In connection with this sale, the Company was relieved of any liability under AESP Sweden’s bank line of credit. As a condition to the sale, the Company will not collect approximately $130,000 in accounts receivable that AESP Sweden owed Jotec, which when paid by AESP Sweden, was to be transferred to the Company by the new owners of Jotec. Further, the Company expects to realize a gain on the sale of its Swedish operations of approximately $50,000, which will be recorded in the fourth quarter of 2004.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In September 2004, the Company decided to phase out the operations of its second German subsidiary, Signamax GmbH, by transferring its customer base and sales operations, along with its inventory, to the operations of the Company’s Czech Republic subsidiary, Intelek. The Company is currently winding down the operations of Signamax GmbH, primarily through the collection of accounts receivable and the payment of remaining liabilities.

As a result of these transactions, the Company has reflected the operating results of Lanse, AESP GmbH, Jotec, AESP Sweden and Signamax GmbH, as well as the estimated losses on disposal, as discontinued operations in the Condensed Consolidated Financial Statements for all periods presented. Results of these operations, as presented in the accompanying Condensed Consolidated Statements of Operations, are as follows (in thousands):

	Three months ended		Nine months ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Net sales	$1,246	$2,163	$6,242	$7,415
(Loss) from operations, net of tax	$(293)	$(380)	$(485)	$(637)
Loss on disposal, net of tax	$(583)	—	$(753)	—

The remaining assets and liabilities of the discontinued operations, as presented in the accompanying Condensed Consolidated Balance Sheets, are as follows (in thousands):

	Sept. 30, 2004	December 31, 2003
Accounts receivable, net	$701	$1,594
Inventories	339	1,507
Due from employees	—	67
Prepaid expenses and other current assets	33	32

Current assets	$1,073	$3,200

Property and equipment, net	$51	$31
Goodwill	—	362
Deferred tax assets	—	72
Other assets	94	276

Non-current assets	$145	$741

Lines of credit	$319	$836
Accounts payable	489	1,258
Accrued expenses	343	440
Accrued salaries and benefits	100	459
Income taxes payable	—	31
Customer deposits and other	39	535
Current portion of long-term debt	32	—

Current liabilities	$1,322	$3,559

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION SET FORTH IN “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” IN THE FORM 10-K.

Recent Developments

We have recently experienced several significant changes in our business. For details, see Note 9 to the Condensed Consolidated Financial Statements and “Liquidity and Capital Resources” below.

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

Goodwill

We review annually, or more frequently if indicators of impairment arise, the carrying value of our goodwill using the terminal value method. At September 30, 2004, we had $289,000 in indefinite lived goodwill related to our acquisition of Intelek (Czech Republic). We operate in two markets, the U.S. and Western Europe. These two geographic regions constitute our reportable segments. See Notes 5 and 9 of Notes to our Condensed Consolidated Financial Statements for additional information regarding our geographic segments and the sale of certain Lanse assets which required a writedown during the second quarter of 2004 of the goodwill related to Lanse. All of our remaining goodwill is contained in our Western Europe reportable segment. We evaluate goodwill at the respective reporting unit level.

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

Results of Operations

     As discussed in Note 9 to the Condensed Consolidated Financial Statements, our Norwegian subsidiaries, Jotec and Lanse, along with our German subsidiaries, AESP GmbH and Signamax GmbH and our Swedish subsidiary, AESP Sweden have been accounted for as discontinued operations as of September 30, 2004. Accordingly, the results of operations for each of the periods presented have been restated to reflect the results of operations of these entities as discontinued operations. As a result, our Western European segment now includes only our Czech Republic subsidiary, Intelek and the operations of our Ukrainian distributor, which is consolidated in accordance with Interpretation No. 46 (see Note 4 to the Condensed Consolidated Financial Statements).

Three months ended September 30, 2004 and 2003

     For the quarter ended September 30, 2004, we recorded net sales of $6.4 million, compared to net sales of $5.5 million for the quarter ended September 30, 2003. Approximately 2.4% or $155,000 of the sales in the third quarter of 2004 was due to the declining value of the U.S. dollar which increased sales in our Western European segment when converted from local currency to U.S. dollars. The following table illustrates our sales by location and the exchange rate effect on our sales in 2004 (in thousands):

	3rd Quarter 2004
			Constant dollar
	Net sales	Currency effect (a)	sales	3rd Quarter 2003	Percent Change
U.S.	$4,161	$—	$4,161	$4,050	2.7%
Czech Rep.	1,779	(155)	1,624	1,493	8.8%
Ukraine	494	—	494	—	—%

Total	$6,434	$(155)	$6,279	$5,543	13.3%

(a)	calculated based on the conversion of 2004 local currency sales at the 2003 average currency exchange rate into U.S. dollars.

Without the impact of the foreign currency change, revenues would have increased from $5.5 million in 2003 to $6.3 million in 2004, an increase of $.8 million or approximately 13.3%. In the U.S., sales were up slightly, due primarily to three items (1) an increase of $470,000 in sales to our exclusive distributor in Russia, AESP Russia, based upon sales growth and a strong economy in their sector. This increase was offset by (2) a drop in sales recorded by our Signamax computer networking product line due to a steep decline in purchases by a major customer and (3) the elimination in consolidation of $225,000 of U.S. sales to AESP Ukraine in 2004. Our former subsidiary in the Ukraine was determined to be a variable interest entity in 2004 in accordance with our adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities and, as a result, was consolidated in our financial statements for 2004, as if it were a subsidiary. Since AESP Ukraine was not consolidated in the third quarter of 2003, U.S. sales to AESP Ukraine during that quarter were not eliminated. Further, in conjunction with the required consolidation of AESP Ukraine in the first quarter of 2004, sales of AESP Ukraine to third parties of $494,000 were added to consolidated sales. See Note 4 to the Condensed Consolidated Financial Statements. Czech Republic sales increased in the current quarter as a result of several large projects with existing customers.

     Cost of sales for the three months ended September 30, 2004, increased to $4.7 million, compared to cost of sales of $4.1 million for the three months ended September 30, 2003. Consistent with sales, the weakening U.S. dollar affected the cost of sales for the current quarter. As the following table illustrates, the exchange rate difference resulted in an increase to cost of sales of approximately $121,000 in 2004, when compared to 2003, however it had only a minimal effect on the resulting gross profit percentages (in thousands):

	3rd Quarter 2004
			Constant dollar
	Cost of sales	Currency effect (a)	cost of sales	3rd Quarter 2003	Percent Change
U.S.	$2,970	$—	$2,970	$2,918	1.8%
Czech Rep.	1,392	(121)	1,271	1,181	7.6%
Ukraine	381	—	381	—	—%

Total	$4,743	$(121)	$4,622	$4,099	12.8%

Gross profit	$1,691	$(34)	$1,657	$1,444	14.8%

Gross profit %	26.3%	—	26.4%	26.1%

(a)	calculated based on the conversion of 2004 local currency cost of sales at the 2003 average currency exchange rate into U.S. dollars.

     The increase in cost of sales is primarily due to the increase in sales, as the gross profit percent remained relatively constant from quarter to quarter, 26.1% in the third quarter of 2003 compared to 26.4% in the third quarter of 2004. Our former subsidiary in the Ukraine was determined to be a variable interest entity in 2004 and, as a result, was consolidated as if it were a subsidiary for 2004. See Note 4 to the Condensed Consolidated Financial Statements.

     Selling, general and administrative (“S,G & A”) expenses increased for the quarter ended September 30, 2004, compared to the quarter ended September 30, 2003. Again, consistent with sales and cost of sales, the level of S,G & A expenses were impacted by the change in value of the U.S. dollar compared to foreign currencies and the effect of that change when converting to U.S. dollar equivalents:

	3rd Quarter 2004
			Constant dollar
	S,G & A	Currency effect (a)	S,G & A	3rd Quarter 2003	Percent Change
U.S.	$1,179	$—	$1,179	$1,191	-0.1%
Czech Rep.	486	(42)	444	322	37.9%
Ukraine	120	—	120	—	—%

Total	$1,785	$(42)	$1,743	$1,513	15.2%

(a)	calculated based on the conversion of 2004 local currency S,G & A expenses at the 2003 average currency exchange rate into U.S. dollars.

The flat level of U.S. expenses was primarily a combination of cost cuts offset by increases in several expense categories. Personnel and other cost reductions instituted in July 2003, which included certain employee terminations, mandatory salary reductions for a significant number of remaining employees and cuts in other expenses deemed non-essential reduced our U.S. overhead by approximately $500,000 per annum. These cuts have been partially offset by increases in employee health costs and planned increases in sales and marketing costs, primarily in our Signamax line. Additional sales representatives have been added and spending on product catalogs and other promotional literature has been increased to cover our entire product line. In the Czech Republic, additional funds were expended for high profile trade shows and for sales and marketing assistance in preparing bid packages for several potentially significant projects. Our former subsidiary in the Ukraine was determined to be a variable interest entity in 2004 and, as a result, was consolidated as if it were a subsidiary in 2004. See Note 4 to the Condensed Consolidated Financial Statements. On a worldwide basis, we are continuing to closely monitor our S,G & A expenses and may make additional headcount reductions if consolidated sales levels (net of currency effects) do not begin to increase in future periods. We believe that if sales increase in the future, we will see a reduction in S,G & A expenses as a percentage of net sales, since many of our S,G & A expenses are relatively fixed.

     Pursuant to a License Agreement signed in December 2003, the Company granted options to purchase 300,000 shares of its common stock to Daidone-Steffens LLC, an entity affiliated with one of our directors, at an exercise price of $0.90 per share. The options vest over a five year period, beginning on the date the licensed technology is transferred to the Company and a production line is installed. In accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” the value of the options will be determined on the measurement date, which is the earlier of the commitment date or the date at which the counterparty’s performance is complete, neither of which has occurred as of September 30, 2004. In such future periods, the value of the options will be expensed. We do not currently anticipate that the measurement date will occur in 2004.

     As a result of the above factors, the loss from operations for the three months ended September 30, 2004 was $94,000, compared to a loss from operations of $69,000 for the three months ended September 30, 2003, an increase in the loss from operations of $25,000.

     Interest expense, net, increased from $47,000 in the quarter ended September 30, 2003 to $77,000 in the quarter ended September 30, 2004 primarily due to an increase in interest expense of $42,000. The increase in interest expense was focused in the U.S., where the average interest rate rose approximately 6% due to higher rates on the Bendes note, along with the upfront fee of 1.25% and an interest rate of 7% currently on the KBK financing arrangement, compared to the Bank line of credit outstanding in 2003. See Note 2 to the Notes to Condensed Consolidated Financial Statements for further information on these U.S. financing agreements.

     Other income (expense) varied from income of $32,000 in 2003 to income of $25,000 in 2004. We recorded $3,000 in foreign currency losses in the third quarter of 2003 compared to foreign currency gains of $17,000 in the third quarter of 2004. These gains and losses arise from the transactions between our operating units and their vendors and customers in foreign countries and are the results of movements in the respective currencies. Further, in 2003, our Czech Republic subsidiary posted $30,000 in income relating to advertising credits and rental income.

     The loss from continuing operations before income taxes was $146,000 in the three months ended September 30, 2004, compared to a loss of $84,000 in the three months ended September 30, 2003, as a result of the factors mentioned above.

     The provision for income taxes recorded for the three months ended September 30, 2004 and 2003 consists of income taxes recorded on those consolidated entities that realized profitable operations for each period. Realization of substantially all of our deferred tax assets resulting from the available net operating loss carryforwards and other net temporary differences is not considered more likely than not and accordingly a valuation allowance has been provided for the full amount of such assets. We anticipate that our consolidated effective tax rate in future periods will be impacted by which of our businesses are profitable in any such future period and if we will be able to take advantage of our U.S. net operating loss carryforwards to affect taxable income in such periods.

     As a result of the foregoing factors, we incurred a net loss from continuing operations of $150,000 for the quarter ended September 30, 2004, compared to a net loss of $86,000 recorded for the quarter ended September 30, 2003. For the third quarter of 2004, the loss from continuing operations per common share, both basic and diluted, was $.02. For the third quarter of 2003, the loss from continuing operations per common share, both basic and diluted, was also $.02. Weighted average shares outstanding (basic and diluted) were 6,144,000 in 2004 and 5,975,000 in 2003.

     The results of discontinued operations, net of tax associated with the discontinued operations were a loss of $293,000 for the three months ended September 30, 2004 compared to a loss of $380,000 for the three months ended September 30, 2003. For 2004 and 2003, the primary contributor to the losses was our Norwegian operations, which posted losses of $164,000 and $283,000, respectively, primarily due to a significant drop in sales as a result of competitive pressures and adverse market conditions.

     The loss on disposal of $583,000 recorded in the third quarter of 2004 was primarily due to (1) a disposal loss recorded on the sale of Jotec of approximately $140,000, (2) the write-off of $130,000 in accounts receivable related to amounts due from Jotec, (3) accruals of $80,000 to cover attorneys fees and bank guarantees and (4) reserves and accruals of $200,000 recorded on Signamax GmbH due to the phase-out of those product lines not transferred to Intelek (Czech Republic).

Nine months ended September 30, 2004 and 2003

     For the nine months ended September 30, 2004, we recorded net sales of $17.4 million, compared to net sales of $15.8 million for the nine months ended September 30, 2003, an increase of $1.6 million or approximately 10.1%. A portion of the increase in sales was due to the declining value of the U.S. dollar which increased sales in our Western European segment when converted from local currency to U.S. dollars. The following table illustrates our sales by location and the exchange rate effect on our sales in 2004 (in thousands):

	Nine Months 2004
			Constant dollar
	Net sales	Currency effect (a)	sales	Nine Months 2003	Percent Change
			—
U.S.	$11,415	$—	$11,415	$11,743	-2.8%
Czech Rep.	5,074	(428)	4,646	4,052	14.7%
Ukraine	944	—	944	—	—%

Total	$17,433	$(428)	$17,005	$15,795	7.7%

(a)	calculated based on the conversion of 2004 local currency sales at the 2003 average currency exchange rate into U.S. dollars.

Without the impact of the foreign currency change, revenues would have increased from $15.8 million in 2003 to $17.0 million in 2004, a rise of almost 8%. In the U.S. sales declined 2.8% from 2003 to 2004, due primarily to three items (1) an increase of $495,000 in sales to our exclusive distributor in Russia, AESP Russia, based upon sales growth and a strong economy in their sector. This increase was offset by (2) a drop in sales recorded by our Signamax computer networking product line due to a steep decline in purchases by a major customer and (3) the elimination in consolidation of $567,000 of U.S. sales to AESP Ukraine in 2004. Our former subsidiary in the Ukraine was determined to be a variable interest entity in 2004 in accordance with our adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities and, as a result, was consolidated in our financial statements for 2004, as if it were a subsidiary. Since AESP Ukraine was not consolidated in 2003, U.S. sales to AESP Ukraine during that quarter were not eliminated. Further, in conjunction with the required consolidation of AESP Ukraine in the first quarter of 2004, sales of AESP Ukraine to third parties of $944,000 were added to consolidated sales. See Note 4 to the Condensed Consolidated Financial Statements. Czech Republic sales increased in the current year as a result of several large projects with existing customers.

     Cost of sales for the nine months ended September 30, 2004, increased to $12.5 million, compared to cost of sales of $11.3 million for the nine months ended September 30, 2003. Consistent with sales, the weakening U.S. dollar affected the cost of sales for the current period. As the following table illustrates, the exchange rate difference resulted in an increase to cost of sales of approximately $324,000 in 2004, when compared to 2003, however it had only a minimal effect on the resulting gross profit percentages (in thousands):

	Nine Months 2004
			Constant dollar
	Cost of sales	Currency effect (a)	cost of sales	Nine Months 2003	Percent Change
U.S.	$7,999	$—	$7,999	$8,231	-2.8%
Czech Rep.	3,840	(324)	3,516	3,110	13.1%
Ukraine	676	—	676	—	—%

Total	$12,515	$(324)	$12,191	$11,341	7.5%

Gross profit	$4,918	$(104)	$4,814	$4,454	8.1%

Gross profit %	28.2%	—	28.3%	28.2%

(a)	calculated based on the conversion of 2004 local currency cost of sales at the 2003 average currency exchange rate into U.S. dollars.

     The gross profit percentages were consistent from the first nine months of 2003 to the same period in 2004. Our former subsidiary in the Ukraine was determined to be a variable interest entity in 2004 and, as a result, was consolidated as if it were a subsidiary for 2004. See Note 4 to the Condensed Consolidated Financial Statements.

     Selling, general and administrative (“S,G & A”) expenses increased for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. Again, consistent with sales and cost of sales, the level of S,G & A expenses were impacted by the change in value of the U.S. dollar compared to foreign currencies and the effect of that change when converting to U.S. dollar equivalents:

	Nine Months 2004
			Constant dollar
	S,G & A	Currency effect (a)	S,G & A	Nine Months 2003	Percent Change
U.S.	$3,677	$—	$3,677	$3,859	-4.7%
Czech Rep.	1,189	(100)	1,089	953	14.3%
Ukraine	257	—	257	—	—%

Total	$5,123	$(100)	$5,023	$4,812	4.4%

(a)	calculated based on the conversion of 2004 local currency S,G & A expenses at the 2003 average currency exchange rate into U.S. dollars.

The decrease in U.S. expenses was primarily a combination of cost cuts offset by increases in several expense categories. Personnel and other cost reductions instituted in July 2003, which included certain employee terminations, mandatory salary reductions for a significant number of remaining employees and cuts in other expenses deemed non-essential will reduce our U.S. overhead by approximately $500,000 per annum. These cuts have been partially offset by increases in employee health costs and planned increases in sales and marketing costs, primarily in our Signamax line. Additional sales representatives have been added and spending on product catalogs and other promotional literature has been increased to cover our entire product line. In the Czech Republic, additional funds were expended for high profile trade shows and for sales and marketing assistance in preparing bid packages for several potentially significant projects. Our former subsidiary in the Ukraine was determined to be a variable interest entity in 2004 and, as a result, was consolidated as if it were a subsidiary in 2004. See Note 4 to the Condensed Consolidated Financial Statements. On a worldwide basis, we are continuing to closely monitor our S,G & A expenses and may make additional headcount reductions if consolidated sales levels (net of currency effects) do not begin to increase in future periods. We believe that if sales increase in the future, we will see a reduction in S,G & A expenses as a percentage of net sales, since many of our S,G & A expenses are relatively fixed.

     As a result of the above factors, the loss from operations for the nine months ended September 30, 2004 was $205,000, compared to a loss from operations of $358,000 for the nine months ended September 30, 2003, a decrease in the loss from operations of $153,000.

     Interest expense, net, increased from $118,000 in the nine months ended September 30, 2003 to $227,000 in the nine months ended September 30, 2004 primarily due to an increase in interest expense of $113,000. The increase in interest expense was focused in the U.S., where the average interest rate rose approximately 6% due to higher rates on the new Bendes note, along with the upfront fee of 1.25% and an interest rate of 7% currently on the KBK financing arrangement, compared to the Bank line of credit outstanding in 2003. See Note 2 to the Notes to Condensed Consolidated Financial Statements for further information on these U.S. financing agreements.

     Other income (expense) varied from income of $52,000 in 2003 to income of $27,000 in 2004. We recorded $37,000 in foreign currency gains in the first nine months of 2003 compared to foreign currency losses of $10,000 in the first nine months of 2004. These gains and losses arise from the transactions between our operating units and their vendors and customers in foreign countries and are the results of movements in the respective currencies.

     The loss from continuing operations before income taxes was $428,000 in the nine months ended September 30, 2004, compared to $345,000 in the nine months ended September 30, 2003, as a result of the factors mentioned above.

     The provision for income taxes recorded for the nine months ended September 30, 2004 and 2003 consists of income taxes recorded on those consolidated entities that realized profitable operations for each period. Realization of substantially all of our deferred tax assets resulting from the available net operating loss carryforwards and other net temporary differences is not considered more likely than not and accordingly a valuation allowance has been provided for the full amount of such assets. We anticipate that our consolidated effective tax rate in future periods will be impacted by which of our businesses are profitable in any such future period and if we will be able to take advantage of our U.S. net operating loss carryforwards to affect taxable income in such periods.

     As a result of the foregoing factors, we incurred a net loss from continuing operations of $455,000 for the nine months ended September 30, 2004, compared to a net loss of $397,000 recorded for the nine months ended September 30, 2003. For the first nine months of 2004, the loss from continuing operations per common share, both basic and diluted, was $.07. For the first nine months of 2003, the loss from continuing operations per common share, both basic and diluted, was also $.07. Weighted average shares outstanding (basic and diluted) were 6,144,000 in 2004 and 5,880,000 in 2003.

     The results of discontinued operations, net of tax associated with the discontinued operations were a loss of $485,000 for the nine months ended September 30, 2004 compared to a loss of $637,000 for the nine months ended September 30, 2003. For 2004 and 2003, the primary contributors to the losses were our Norwegian operations, which posted losses of $125,000 and $492,000, respectively, primarily due to a significant drop in sales as a result of competitive pressures and adverse market conditions, and AESP GmbH, which recorded losses of $278,000 and $222,000, respectively, due mainly to sales and margin reductions in the depressed German economy.

     The loss on disposal of $753,000 recorded in the third quarter of 2004 was primarily due to (1) a disposal loss recorded on the sale of Jotec of approximately $140,000, (2) the write-off of $130,000 in accounts receivable related to amounts due from Jotec, (3) accruals of $80,000 to cover attorneys fees and bank guarantees, (4) reserves and accruals of $200,000 recorded on Signamax GmbH due to the phase-out of those product lines not transferred to Intelek (Czech Republic) and (5) a $119,000 writedown to its net realizable value of goodwill associated with Lanse.

     We recorded a cumulative effect of a change in accounting principle in the nine months ended September 30, 2004 of $44,000. This cumulative effect was derived from the adoption of FASB Interpretation No. 46, which resulted in the initial consolidation in the first quarter of 2004 our former subsidiary, AESP Ukraine, which was determined to be a variable interest entity. See Note 4 to the Condensed Consolidated Financial Statements for further information.

Liquidity & Capital Resources

     Historically, the Company has primarily financed its operations with cash flow from operations, borrowings under available lines of credit and sales of equity securities.

     At September 30, 2004, we had a working capital deficit of $584,000, compared to a working capital deficit of $17,000 at December 31, 2003. Our current ratio was .93 at September 30, 2004 and .99 at December 31, 2003. The balance sheet line items with the most significant changes from December 31, 2003 to September 30, 2004 were the following:

	2004	2003
Cash	$521,000	$1,082,000

Cash declined, as funds at December 31, 2003, along with funds generated from the decrease in accounts receivable and inventory, were used in the first nine months of 2004 to make net reductions in accounts payable and customer deposits and other and to fund our operating losses.

	2004	2003
Accounts receivable	$1,543,000	$1,967,000

The decrease of approximately $400,000 is due to two factors: (1) Higher sales in the last quarter of 2003, which increased accounts receivable at December 31, 2003, which were primarily collected in the first quarter of 2004. As a result, accounts receivable was lower at September 30, 2004, as sales in the third quarter of 2004 were lower than the fourth quarter of 2003 and (2) due to the initial consolidation of AESP Ukraine in 2004, $238,000 in accounts receivable on sales from our U.S operations to AESP Ukraine are eliminated in consolidation at September 30, 2004. AESP Ukraine’s accounts receivable, which were added to our consolidated balance sheet as of January 1, 2004, totaled $93,000 at September 30, 2004. At December 31, 2003, $130,000 in accounts receivable from AESP Ukraine remained on our consolidated balance sheet.

	2004	2003
Inventory	$3,582,000	$4,194,000

Net of the addition of $458,000 in inventory from the initial consolidation of AESP Ukraine, inventory worldwide decreased by approximately $1,000,000 as the result of efforts begun in late 2003 to increase cash flow through improved inventory management. Funds generated from this program were used to pay down certain liabilities and fund operating losses.

	2004	2003
Assets of business transferred under contractual arrangement	$—	$240,000

This asset is a note receivable (gross note of $603,000 net of impairment reserve of $381,000 at September 30, 2004) received from the buyer of our former subsidiary, AESP Ukraine. As a result of the required consolidation of AESP Ukraine in 2004, in accordance with Interpretation No. 46, this note is eliminated as of September 30, 2004 in our consolidation. As AESP Ukraine was not consolidated at December 31, 2003, this note, net of the reserve, remained on our consolidated balance sheet at December 31, 2003.

	2004	2003
Current assets of discontinued operations	$1,073,000	$3,200,000
Non-current assets of discontinued operations	$145,000	$741,000
Current liabilities of discontinued operations	$1,322,000	$3,559,000

The decrease is primarily due to the sale of certain assets of our Norwegian subsidiary, Lanse, in July, 2004, the sale of 100% of the common stock of our other Norwegian subsidiary, Jotec in August 2004 and the insolvency filing of our German subsidiary, AESP GmbH in August 2004. As a result, assets and liabilities relating to these entities were not consolidated at September 30, 2004. See Note 9 to the Condensed Consolidated Financial Statements.

	2004	2003
Lines of credit	$540,000	$1,052,000
Current portion of long-term debt	$683,000	$45,000

In April, 2004 the balance remaining of $631,000 under our line of credit with Commercebank N.A. was paid in full through the proceeds received under a new one-year term loan agreement with Bendes. The Bendes loan, which is also $631,000, is classified as a current portion of long-term debt in our Condensed Consolidated Balance Sheets.

	2004	2003
Accounts payable	$4,667,000	$5,330,000
Customer deposits and other	$332,000	$460,000

As described above, cash generated from the decrease in receivables and inventory, along with funds on hand were utilized during the first nine months of 2004 to make additional payments to vendors and other creditors, thereby reducing those balances as of September 30, 2004.

     For the nine months ended September 30, 2004, $302,000 of cash was provided by operating activities of continuing operations. The primary reasons for this change in cash in 2004 were the net loss of $1,649,000 and reductions in accounts payable and accrued expenses of $541,000 offset by the add back to net loss of the loss from discontinued operations of $485,000 and loss on disposal of discontinued operations of $753,000, along with a decrease in accounts receivable of $633,000 and inventory of $646,000. Net cash used in investing activities of continuing operations was $180,000. Cash of $112,000 was provided by financing activities, primarily due to the funding from the Bendes note offset by the payoff of the U.S. line of credit. As a result of the foregoing, our cash position decreased $615,000 between December 31, 2003 and September 30, 2004. That decrease, combined with an increase of $54,000 attributable to the effects of exchange rate changes on cash, produced an overall decrease in cash of $561,000. We are continuing efforts to improve our cash position through personnel and other expense reductions, increasing sales and collections of accounts receivable and selected inventory reductions.

     On October 31, 2003, we signed two agreements, one an amendment with Commercebank, N.A. (the “Bank”) to extend the maturity date on our $1.9 million U.S. based line of credit to April 20, 2004, and a second agreement with Marquette Commercial Finance Inc. (formerly KBK Financial, Inc.) (“Marquette”). The initial funding from Marquette was used to fund a permanent reduction in our line of credit with the Bank. The initial funding under the Marquette agreement was $1,220,000, with $70,000 utilized to cover closing expenses and $1,150,000 applied to the Bank’s line of credit. An additional payment of $100,000 from proceeds of the Marquette agreement, was made in December 2003, to permanently reduce the available balance under the Bank’s line of credit to $631,000 (which was due and payable on April 20, 2004). This balance was paid in full on April 26, 2004 through the proceeds received by us under a new one-year term loan agreement with Bendes Investment Ltd (“Bendes”).

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

     The Marquette agreement advances funds to us at a rate of 82.5% of the invoice amount purchased by Marquette. The portion of the invoices not advanced to us are recorded as a due from factor until the invoice is paid by the customer, at which point we receive the remaining proceeds, less fees. Substantially all of our invoices to U.S. customers are available for sale under this agreement and may be offered to Marquette on a daily basis, subject to a $2,000,000 funding limit. Marquette can accept or reject offered invoices and is not obligated to purchase any invoices. Marquette exercises control over incoming lockbox receipts to ensure that cash received on purchased invoices is collected. The Marquette agreement contains fixed and variable discount rate pricing components. The fixed discount is 1.25% of the invoice amount and is payable at the time of funding. The variable rate is Marquette’s base rate as established by Marquette from time to time (generally the prime rate), plus 2% per annum and is payable based on the number of days from the sale of the invoice until collection. The agreement is terminable by either party upon 30 days notice and immediately by Marquette upon default by us. In the event of termination by us prior to November 2005, a termination fee of up to $20,000 may be due. Bendes and Marquette have entered into an intercreditor agreement governing their respective priorities in our assets securing their respective financings.

     Because funds advanced under this facility are considered a sale of the particular invoices sold, we report funds advanced as a reduction of accounts receivable in the Condensed Consolidated Financial Statements. The Marquette factoring agreement is guaranteed, on a limited basis, with respect to matters related to the existence and validity of purchased receivables, by our principal shareholders. Under the terms of the Marquette agreement, we are required to comply with certain affirmative and negative covenants and to maintain certain financial benchmarks and ratios during future periods. As of September 30, 2004, we were not in compliance with the current ratio and tangible net worth covenants under the Marquette agreement. However, Marquette has waived compliance with these financial covenants as of September 30, 2004. As of November 10, 2004, Marquette had paid funds on $1,013,000 of purchased invoices, subject to a $2,000,000 funding limit.

     We had net losses in each of the last three fiscal years and in the first three quarters of fiscal 2004 and our working capital is extremely tight. We may not meet our financial covenants in future periods unless our results of operations substantially improve. While there can be no assurance, we expect that Marquette will continue to waive covenant violations during future periods. We believe that our internally generated cash flow from operations combined with funds available under the Marquette agreement, will be sufficient to fund current operations through April 2005 (when the Bendes loan is due). We may also consider selling debt or equity securities, or one or more of our operations, in order to meet current and future working capital requirements. At current prices, any equity raise at this time (or any conversion to equity of any of our debt) would likely be highly dilutive to our existing equity holders. However, such fundings or transactions may not be available. If we are unable to generate sufficient cash flow from operations to meet our operating costs, or are otherwise unable to raise the required funds or reduce expenses sufficiently to overcome any shortfall, our operations would be materially and adversely affected.

     Our Czech Republic subsidiary, Intelek has two lines of credit available for their operations. At September 30, 2004, an aggregate of $540,000 was outstanding under these lines of credit and $21,000 was available for borrowing under these agreements. These lines of credit are renewable annually at the creditors’ option. We believe that these, or substantially similar lines of credit will remain available to us for borrowings through mid 2005.

     We have experienced net losses and diminished working capital for the nine months ended September 30, 2004 and for each of the years ended December 31, 2003, 2002 and 2001. As of September 30, 2004, our working capital was negative. We are dependent upon generating sufficient cash flow from operations or financings to meet our operating expenses and to repay our liabilities. While we expect to be able to meet our obligations and service our debt, there can be no assurance that we will be able to do so.

     As a result of these uncertainties, the audit report accompanying our financial statements for the year ended December 31, 2003 notes that there is substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements for September 30, 2004, do not contain any adjustments that might result from the outcome of this uncertainty.

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

     The Company’s earnings are affected by changes in short-term interest rates as a result of its lines of credit, long-term debt and factoring agreement. If short-term interest rates averaged 2% more in the three months ended September 30, 2004 and 2003, the Company’s interest expense and loss before taxes would have increased by $11,000 and $11,000, respectively. If short-term interest rates averaged 2% more in the nine months ended September 30, 2004 and 2003, the Company’s interest expense and loss before taxes would have increased by $36,000 and $34,000, respectively.

     The Company’s revenues and net worth have been affected by foreign currency exchange rates due to having subsidiaries in Norway, Sweden, Germany and the Czech Republic. Further, effective in the first quarter of 2004, the Company consolidates the operations of AESP Ukraine. See Note 4 of Notes to Condensed Consolidated Financial Statements. While the Company’s sales to its subsidiaries are denominated in U.S. dollars, each subsidiary owns assets and conducts business in its local currency. Upon consolidation, the subsidiaries’ financial results are impacted by the value of the U.S. dollar compared to the value of the currency in the jurisdiction where the subsidiaries do business. A uniform 10% strengthening as of September 30, 2004 and 2003 in the value of the dollar would have resulted in reduced revenues of $227,000 and $149,000 for the three months ended September 30, 2004 and 2003, respectively. A uniform 10% strengthening as of September 30, 2004 and 2003 in the value of the dollar would have resulted in reduced revenues of $602,000 and $405,000 for the nine months ended September 30, 2004 and 2003, respectively A uniform 10% strengthening as of September 30, 2004 and 2003 in the value of the dollar would have resulted in a reduction of the Company’s consolidated net worth of $154,000 and $121,000, respectively. The Company finds it impractical to hedge foreign currency exposure and, as a result, will continue to experience foreign currency gains and losses.

Item 4.	CONTROLS AND PROCEDURES

     In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2004 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to our Company (and its consolidated subsidiaries) required to be included in our periodic SEC filings. Since the Evaluation Date, there have not been any significant changes in our internal controls, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     None

Item 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Not applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

     None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

Item 5.	OTHER INFORMATION

     None.

Item 6.	EXHIBITS

10.1	Agreement – Regarding the Transfer of Parts of Undertaking (i.e. the Sales Business) from Lanse AESP AS to 3-Play AS, dated July 16, 2004.

10.2	Share Purchase Agreement relating to all shares representing the total share capital of Jotec AESP AS, dated August 25, 2004.

10.3	Sale and purchase Agreement by and between AESP, Inc. and Intronics Barneveld B.V. in respect of the shares in Advanced Electronic Support Products Computertillbehor I Sweden AB, dated October 14, 2004.

31.1	Certification of Slav Stein, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of John F. Wilkens, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Slav Stein, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of John F. Wilkens, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AESP, INC.
By:	/s/ SLAV STEIN
Slav Stein
President and Chief Executive Officer

By:	/s/ JOHN F. WILKENS
John F. Wilkens
Chief Financial and Accounting Officer

Dated: November 17, 2004