Form 10-K
period 2004-12-31
AESP INC
filed 2005-05-11
CIK 1026744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing bid price of the Company’s common stock, $.001 par value per share (the “Common Stock”) as of June 28, 2004 of $.33 per share (as reported on the NASDAQ SmallCap Market), was approximately $1,498,722. There is no non-voting stock.

     The number of shares of the Company’s Common Stock which were outstanding as of March 25, 2005 was 6,143,596.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

AESP, INC.

Page
Forward Looking Statements	2

Part I	3
Item 1. Business	3
Item 2. Properties	18
Item 3. Legal Proceedings	19
Item 4. Submission of Matters to a Vote of Security Holders	19

Part II	20
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6. Selected Financial Data	21
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7(a). Quantitative and Qualitative Disclosures about Market Risks	39
Item 8. Financial Statements and Supplementary Data	40
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	40
Item 9(a). Controls and Procedures	40

Part III	41
Item 10. Directors and Executive Officers of the Registrant	41
Item 11. Executive Compensation	44
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	49
Item 13. Certain Relationships and Related Transactions	51
Item 14. Principal Accountant Fees and Services	51

Part IV	52
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	52
Agreement of Transfer of Ownership Interest
Assumption of Guarantee for Payment
Termination Agreement/Slav Stein
Termination Agreement/Roman Briskin
First Amendment to Account Transfer and Purchase Agreement
Second Amendment to Account Transfer and Purchase Agreement
Third Amendment to Account Transfer and Purchase Agreement
Fourth Amendment to Account Transfer and Purchase Agreement
First Amendment to Loan Agreement
Termination Agreement/Daidone-Steffens LLC
Termination Agreement/Yuri Burshtein
List of Subsidiaries
Section 302 Chief Executive Officer Certification
Section 302 Chief Financial Officer Certification
Section 906 Chief Executive Officer Certification
Section 906 Chief Financial Officer Certification

i

Forward-looking statements

     Unless the context otherwise requires, references to “AESP, Inc.,” “AESP,” “we,” “our” and “us” in this Annual Report on Form 10-K includes AESP, Inc. and its subsidiaries. The matters discussed in this annual report on Form 10-K contain or may contain forward-looking statements about such matters as our operations, our financial performance and our prospects within the meaning of Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These forward-looking statements involve risks, uncertainties, and assumptions, including, in addition to those described below, in “Risk Factors Related to Our Operations,” in “Risk Factors Related to Our Financial Condition And Results Of Operations,” and elsewhere in this annual report on Form 10-K:

•	our ability to refinance the Bendes and Chao term notes, which are currently due October 27, 2005 and December 31, 2005, respectively,

•	competition from other manufacturers and distributors of computer networking products both nationally and internationally,

•	our ability to generate sales of our products at sufficient gross margins to operate our business on a cash flow positive and profitable basis, which is something we have not done in several years,

•	the balance of the mix between original equipment manufacturer sales (which have comparatively lower gross profit margins with lower expenses) and networking sales (which have comparatively higher gross profit margins with higher expenses) from period to period,

•	our dependence on third parties for manufacturing and assembly of products, and

•	the absence of supply agreements.

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

PART I

ITEM 1. BUSINESS.

THE COMPANY

     AESP, Inc. distributes products through its two U.S. based businesses, Signamax Connectivity Systems (“Signamax”) and Advanced Electronic Manufacturing (“AEM”). We also distribute our products through exclusive distributors in Russia and the Ukraine.

     During 2004, we sold our Swedish and Norwegian distribution operations and closed down our German based operations. With the sale of our Czech Republic subsidiary in March, 2005, we no longer operate our Western Europe operating segment which principally distributed Signamax products and other manufacturers’ product lines. The operations of our subsidiaries that formerly comprised our Western Europe operating segment are reported as discontinued operations in our Consolidated Financial Statements.

     We were incorporated in Florida in 1983. Our principal executive offices are at 1810 N.E. 144th Street, North Miami, Florida 33181, and our telephone number is (305) 944-7710.

     Recent Developments

     On April 7, 2005, we announced that we are going to delist our common stock under the Securities Exchange Act of 1934. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Continuing Operations

Signamax Connectivity Systems

     Signamax is responsible for the worldwide design and development, as well as the North and South American marketing and sales of Signamax computer networking products. The Signamax mission is to provide for total end-to-end network connectivity needs, from the server to the user’s workstation. Signamax sells two product lines, Network Connectivity products (active networking line) and Premise Connectivity products (passive networking line).

     The Signamax Network Connectivity product line offers a wide range of high performance, cost-effective options for Ethernet applications, including media converters, KVM (keyboard, video & mouse) switches and other switches and network interface cards. This line focuses on the growing demand for high-speed, high bandwidth connectivity.

     The Signamax Premise Connectivity product line enables the user to build a network of wiring solutions meeting current industry standards for the equipment room, distribution cabling and cross-connects to work areas. This line includes patch panels, wall outlets, patch cords and accessories for a wide range of copper and fiber optic applications.

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

     For our Signamax and AEM operations, we arrange with various manufacturers to manufacture and assemble our products using primarily industry standard design and manufacturing specifications provided by us in the case of Signamax and based on the requirements of our customers with respect to products sold by our AEM Group. Our manufacturers are located primarily in the Czech Republic and the Far East. We also assemble a small percentage of our products at our North Miami and Pennsylvania facilities. Typical customers are electrical, datacom and telecom distributors for Signamax and U.S. manufacturers for AEM. Our networking products are marketed under the name “Signamax Connectivity Systems” and our AEM products are private labeled under the customer’s name. We generally do not offer our products to end users.

Discontinued Operations

     In 2004, we made a strategic decision to fundamentally change our method of doing business in Europe. In light of continuing losses incurred by our European subsidiaries, we decided to exit our ownership positions by disposing of these operations, either through a sale or a winddown of operations. These subsidiaries sold their own branded and third party networking products, as well as Signamax branded products in their primarily local markets. Going forward, it is our intention to sign exclusive and non-exclusive distributor agreements with qualified European distributors to sell our Signamax line of products. To date, we have signed several such agreements and we are currently negotiating with additional distributor prospects.

     In May 2004, the management of Lanse AS, one of our Norwegian subsidiaries, informed us that they intended to terminate their employment relationship with Lanse. Thereafter, we entered into negotiations to sell Lanse to these managers. These negotiations were concluded in

July 2004 when Lanse signed an agreement to sell certain of its assets to a company jointly owned by the former managers of Lanse and several of Lanse’s major vendors. The assets sold were (1) a majority of Lanse’s inventory, with an original cost of approximately $157,000, sold at cost with the proceeds required to be used to retire current accounts payable due to the vendors and (2) the ownership of certain trade names sold for $237,000, payable $145,000 at closing in the form of additional credits from the vendors, $48,000 in cash due in one year and the remainder, $44,000 in cash due in two years. We are currently winding down the operations of Lanse, primarily through collection of accounts receivable and payment of remaining liabilities.

     In July 2004, we determined that our German subsidiary, AESP GmbH, which has recorded losses from operations for the last three years, most likely met the criteria for insolvency under German law. In response, an attorney designated by the German government met with the management of AESP GmbH and reviewed its financial position, specifically to assess its ability to pay bills when due and the level of shareholders’ equity. On September 1, 2004, the German court adjudged AESP GmbH to be insolvent and at that point, control of the assets and liabilities of AESP GmbH passed from us to the attorney, acting on behalf of the German government. As such, we have ceased consolidating AESP GmbH subsequent to August 31, 2004, due to our no longer controlling the entity. We have accrued $260,000 in costs associated with this insolvency, primarily related to creditor claims, bank debt and administration fees. While we anticipate that such amount is sufficient to allow us to settle all outstanding claims with the attorney (based on all currently available information), since the claims process is still ongoing, there can be no assurance that the final amount due and owing will not be higher.

     In August 2004, we signed an agreement with an unrelated third party to sell 100% of the outstanding common stock in our other Norwegian subsidiary, Jotec AS, for a nominal sum. In connection with this sale, we collected approximately $285,000 in overdue accounts receivable from Jotec and were relieved of any further liability under Jotec’s bank line of credit and its facility lease, which had approximately seven years remaining.

     In October 2004, we signed an agreement to sell 100% of the outstanding common stock in our Swedish subsidiary, AESP Sweden, for a nominal sum. In connection with this sale, we were relieved of any liability under AESP Sweden’s bank line of credit. As a condition to the sale, we will not collect approximately $130,000 in accounts receivable that AESP Sweden owed Jotec, which when paid by AESP Sweden, was to be transferred to us by the new owners of Jotec.

     In September 2004, we decided to phase out the operations of our second German subsidiary, Signamax GmbH, by transferring its customer base and sales operations, along with its inventory, to the operations of our Czech Republic subsidiary, Intelek. We are currently winding down the operations of Signamax GmbH, primarily through the collection of accounts receivable and the payment of remaining liabilities.

     In March 2005, we completed negotiations that had begun in December 2004 by signing an agreement to sell 100% of the outstanding common stock of our final European subsidiary, Intelek, in the Czech Republic. The stock was sold to a company controlled by the former owner of Intelek, who has served as its managing director since its acquisition in 2001. The stock was sold for $940,000. The initial payment of $375,000 was paid on March 23, 2005 and the balance is primarily due in eleven quarterly installments commencing July 1, 2005.

     As a result of these transactions, we have reflected the operating results of Lanse, AESP GmbH, Jotec, AESP Sweden, Signamax GmbH and Intelek as well as the estimated losses on disposal, as discontinued operations in the Consolidated Financial Statements for all periods presented.

RISK FACTORS RELATED TO OUR OPERATIONS

     In addition to other information contained in or incorporated by reference into this Form 10-K, you should understand the following risk factors related to our operations:

Our liquidity is limited, the outstanding balances of our Bendes and Chao term notes are due shortly and our auditors have placed a going concern modification on our consolidated financial statements at December 31, 2004

     We had net losses of $3.6 million, $2.7 million and $2.3 million in 2004, 2003 and 2002, respectively. We also have no working capital and a current ratio of .76 at December 31, 2004. Further, our term note in the amount of $631,000 due to Bendes Investment Ltd. (“Bendes”) is due on October 27, 2005 (a six-month extension to October 27, 2005 was signed on April 28, 2005) and our term note in the amount of $1,493,000 due to Chao Jui Hsia (“Chao”) is due December 31, 2005. We do not currently have the funding available to repay the Bendes and Chao term loans. Our failure to repay Bendes and Chao (or to obtain an extensions of the maturity dates of the term notes) or to have sufficient working capital to operate our business could have a material adverse impact on us. Our independent certified public accountants have included an explanatory paragraph in their report with respect to our consolidated financial statements at December 31, 2004. The paragraph states that our recurring losses from operations, working capital deficit, failure to maintain compliance with the financial covenants of our financing arrangements and maturities during 2005 of our outstanding debt raise substantial doubt about our ability to continue as a going concern. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 7. “Management’s Discussion and Analysis of Financial Position and Results of Operations.”

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

Over the past few years, we have progressively expanded our supplier base. Presently, we work with approximately 75 suppliers. For the years ended December 31, 2004, 2003 and 2002, three suppliers accounted for greater than 10% of consolidated cost of sales:

	2004	2003	2002

Czech Republic – electrical cabinets	17.0%	11.0%	—
Taiwan – Signamax network products	10.5%	11.3%	—
Taiwan – Signamax premise products	—	15.3%	14.5%

     We do not enter into supply or requirements contracts with our suppliers. We believe that purchase orders, compared to supply or requirement agreements, provide us with more flexibility in responding quickly to customer demand. Nevertheless, the loss of one or more of our suppliers could increase our product costs and negatively affect our revenues by delaying delivery times.

We utilize foreign suppliers and manufacturers which may increase our costs

     Most of the components we utilize in the manufacture and assembly of our products are obtained from foreign countries and a majority of our products are manufactured or assembled in foreign countries, such as the Czech Republic, the Republic of China and Taiwan. The risks of doing business with companies in these areas include potential adverse changes in the diplomatic relations of foreign countries with the United States, changes in the relative purchasing power of the United States dollar, hostility from local populations, changes in exchange controls and the instability of foreign governments, increases in tariffs or duties, changes in China’s or other countries’ most favored nation trading status, changes in trade treaties, strikes in air or sea transportation, and possible future United States legislation with respect to import quotas on products from foreign countries and anti-dumping legislation, any of which could result in delays in manufacturing, assembly and shipment and our inability to obtain supplies and finished products and/or commercially reasonable costs. Alternative sources of supply, manufacture or assembly may be more expensive. We utilize the services of an unaffiliated trading company with offices in China and Taiwan which assists us in working with our suppliers in the Far East. See Note 4 of Notes to Consolidated Financial Statements.

We are dependent on third parties for distribution; a loss of any key distributors could decrease our revenues

     Substantially all of our revenues are derived from the sale of our products through third parties. Domestically, our products are sold to original equipment manufacturer customers, wholesale distributors, value added resellers, mail order companies, computer superstores and dealers. Internationally, our products are sold through wholesale distributors and mail order companies, dealers, value added resellers, as well as to original equipment manufacturer customers. Accordingly, we are dependent on the continued viability and financial stability of our resellers. Our resellers often offer products of several different companies, including, in many cases, products that are competitive with our products. Our resellers may discontinue purchasing our products or providing our products with adequate levels of support. The loss of, or a significant reduction in sales volume to, a significant number of our resellers could have a material adverse effect on our revenues and results of operations.

We are dependent on significant customers, the loss of which could decrease revenues

     Our exclusive distributor in Russia, AESP Russia, accounted for 28% of our net sales for 2004, 24% of our net sales in 2003 and 20% of our net sales in 2002. We generally sell our products to our Russian distributor on a paid-in-advance basis. During these same periods, our top ten customers (including our Russian distributor) accounted for 64%, 65% and 64%, respectively, of our net sales. No customer (other than our Russian distributor) accounted for more than 10% of our net sales for the three years ended December 31, 2004. The loss of one or more significant customers could have a material adverse effect on our cash flow and results of operations.

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

     We recorded provisions for inventory obsolescence totaling approximately $366,000 in 2004, $0 in 2003 and $161,000 in 2002 primarily due to a decrease in demand for certain of our Signamax products because of rapid technological changes in the industry as well as eroding market prices. These provisions were calculated based on the carrying value of specific current inventory balances compared to current sales volumes and prices and estimated future sales price analysis prepared by our sales departments for our products.

Competitive conditions could increase our costs, reduce our revenues and otherwise adversely affect our results of operations

     We compete with many companies that manufacture, distribute and sell similar products. In our active networking product line, we compete with hundreds of companies, including Cisco, 3Com, Transition Networks and Allied Telesyn. In this market, the key competitive factors are service and value and a high performance to price ratio. In our passive networking product lines, we compete with approximately 30 – 50 companies, such as Ortronics, Tyco Electrical, Netconnect and Leviton. In these markets, we stress our breadth of products, service, price and performance. For our AEM products, we compete with hundreds of relatively small and several large companies worldwide, including Aim Electronics, ASKA Communications, Condor Power Supplies and AsiaLink International Technology. In this market, we seek to compete favorably on factors such as quality, product availability and design protection. While our competitors are largely fragmented throughout different sectors of the computer connectivity industry, many of our competitors have greater assets and possess greater financial and personnel resources than we do. Some of our competitors also carry product lines that we do not carry and provide services which we do not provide. Competitive pressure from these companies currently adversely affects our business and will likely continue to affect our business and financial condition in the future. A variety of other potential actions by our competitors, including increased promotion and accelerated introduction of new or enhanced products, could also have a material adverse effect on our results of operations. There can be no assurance that we can compete successfully in our markets.

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

Our principal shareholders may control us through the election of the entire board of directors

     Assuming no exercise of outstanding stock options, Messrs. Stein and Briskin own collectively 1,602,014 shares of our common stock, representing approximately 26% of our outstanding common stock. Since our articles of incorporation and bylaws do not provide for cumulative voting, as a result of their ownership of their shares of common stock, Messrs. Stein and Briskin are effectively able to control us through the election of our entire board of directors and the appointment of our officers.

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

Our stock has been delisted from the Nasdaq SmallCap Market and we intend to delist under the Securities Exchange Act of 1934

     In August 2004, our common stock was delisted from the Nasdaq SmallCap Market. Since then, our common stock has traded on the Over-the Counter Bulletin Board maintained by the N.A.S.D. (“OTCBB”). We have recently announced our intent to delist our common stock under the Securities Exchange Act of 1934. Once we are delisted, which we expect will occur in May 2005, and we are no longer filing periodic and current reports with the S.E.C., our common stock will no longer be quoted on the OTCBB. While our common stock may continue to be quoted on the pink sheets, there can be no assurance that any trading market will continue for our common stock after delisting.

If our common stock is deemed a “penny stock”, its liquidity will be adversely affected

     During the past year, the market price for our common stock has remained below $1.00 per share, thereby causing our common stock to be deemed penny stock. As a penny stock, our shares are subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared before any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for any penny stock held in the account as well as information on the limited market in penny stocks. Because of these additional obligations, some brokers may not handle transactions in penny stocks. These “penny stock” regulations can have an adverse effect on the liquidity of our common stock.

Anti-takeover provisions may discourage certain transactions

     Our articles of incorporation and by-laws contain provisions that may have the effect of discouraging certain transactions involving an actual or threatened change of control of us. In addition, our board of directors has the authority to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the preferences, rights and limitations of any such series without shareholder approval. The ability to issue preferred stock could have the effect of discouraging unsolicited acquisition proposals or making it more difficult for a third party to gain control of our company, or otherwise could adversely affect the market price of our common stock.

BUSINESS OPERATIONS

General

     The computer networking market consists of wholesale distributors and three resale categories: retail stores, catalog companies and web-based selling organizations. Our strategy is to market our Signamax branded products to all four of these customer groups.

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

     In general, the computer networking industry is characterized by rapidly changing technology. We must continuously update our existing products to keep them current with changing technology and we must develop new products to take advantage of new technologies that could render existing products obsolete. Our personnel, through discussions with customers, attendance at trade and association meetings and industry experience, identify new and improved technologies and work closely with our vendors, who are responsible for the cost of developing and building these products. We do not directly spend significant funds on research and development but instead rely on our suppliers for development expertise. These products must be compatible with the computers and other products with which they are used. Our future prospects are dependent in part on our ability to develop new products that address new technologies and achieve market acceptance. We may not be successful in these efforts. If we were unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability could have a material adverse effect on our future results of operations. In addition, due to the uncertainties associated with the evolving markets which we address, we may not be able to respond effectively to product demands, fluctuations, or to changing technologies or customer requirements and specifications. See “Risk Factors Related to our Operations.”

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

Manufacturing and Suppliers

     All our products have been manufactured to our specifications. Those specifications are derived either from specifications provided to us by our AEM customers or from industry standard specifications, in the case of Signamax products.

     Due to the high volume and labor intensive nature of manufacturing computer networking products, most of the products we sell are manufactured outside the United States in such countries as Taiwan, the Republic of China and the Czech Republic. We utilize the services of an unaffiliated trading company with offices in Taiwan and China which assists us in working with our suppliers in the Far East. The trading company acts as a manufacturers’ representative by coordinating our orders and shipments with our Far East suppliers in exchange for payment based on a percentage of orders invoiced to us. We have made no long-term commitment to the trading company and are able to terminate the arrangement on short notice. However, a principal of the trading company, Chao Jui Hsia, has in the past advanced payments on our behalf to one or more of our vendors, and we recently executed a $1.5 million note to Ms. Chao in that regard. See Note 4 of Notes to Consolidated Financial Statements. We also assemble a small percentage of our products at our North Miami, Florida and Pennsylvania facilities.

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

Over the past few years, we have progressively expanded our supplier base. Presently, we work with approximately 75 suppliers. For the years ended December 31, 2004, 2003 and 2002, three suppliers accounted for greater than 10% of consolidated cost of sales:

	2004	2003	2002

Czech Republic – electrical cabinets	17.0%	11.0%	—
Taiwan – Signamax network products	10.5%	11.3%	—
Taiwan – Signamax premise products	—	15.3%	14.5%

     We do not enter into supply or requirements contracts with our suppliers. We believe that purchase orders, as opposed to supply or requirement agreements, provide us with more flexibility in responding quickly to customer demand. Nevertheless, the loss of one or more of our suppliers could have an adverse impact on us.

     Most of the components we utilize in the manufacture and assembly of our products are obtained from foreign countries and a majority of our products are manufactured or assembled in foreign countries, such as the Republic of China, the Czech Republic, and Taiwan. The risks of doing business with companies in these areas include potential adverse changes in the diplomatic relations of foreign countries with the United States, changes in the relative purchasing power of the United States dollar, hostility from local populations, changes in exchange controls and the instability of foreign governments, increases in tariffs or duties, changes in China’s or other countries’ most favored nation trading status, changes in trade treaties, strikes in air or sea transportation, and possible future United States legislation with respect to import quotas on products from foreign countries and anti-dumping legislation, any of which could result in delays in manufacturing, assembly and shipment and our inability to obtain supplies of finished products. Alternative sources of supply, manufacture or assembly may be more expensive. Although we have not encountered significant difficulties in our transactions with foreign suppliers and manufacturers in the past, we may encounter such difficulties in the future. See “Risk Factors Related to Our Operations.”

Quality Control

     Our goal is to provide our customers with defect-free products. Working with our primary manufacturers and often with our manufacturers of various component parts, we have instituted quality control measures at five stages throughout the manufacturing process. At the first stage, we work with our primary manufacturers to institute a general quality control check upon the entry of the various component parts into the primary manufacturers’ factory (a.k.a. the incoming inspection). At the second stage, the primary manufacturer checks to ensure that the component parts function properly. The third and fourth stages of quality control occur after each molding process, with the final product being subject to quality control at the time of shipment to us. The fifth and final stage of quality control occurs at one of our distribution warehouses. At this final stage of quality control, we test a certain percentage of each shipment of products we receive to ensure the products meet our quality standards.

     In 1998, we were certified as being in compliance with the “ISO 9001” standard. The ISO 9001 standard is an international manufacturing standard which is becoming more prevalent across numerous industries. Almost all of our current suppliers are either ISO 9001 compliant or in the process of implementing ISO 9001 procedures.

Customer Base

     Our customer base is divided into two primary categories: AEM customers and Signamax computer networking customers. AEM customers are generally manufacturers of computers and computer-related equipment, communications equipment and medical devices, which use our products as part of their finished products. Signamax computer networking customers are local and regional resellers, value-added resellers and distributors, educational institutions, web-based selling organizations and catalog houses. The resale mass merchandising market represents a significant growth area for us. We generally do not offer our products directly to end-users.

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

     Sales to our exclusive distributor in Russia, AESP-Russia, accounted for 28% of our net sales for 2004, 24% of our net sales for 2003 and 20% of our net sales for 2002. We generally sell our products to our Russian distributor on a paid-in-advance basis. Our top 10 customers (including AESP-Russia) accounted for approximately 64%, 65% and 64% of our net sales for the years ended December 31, 2004, 2003, and 2002, respectively. Other than AESP-Russia, no customer accounted for more than 10% of our net sales in 2004, 2003 or 2002. International sales are a significant portion of our consolidated worldwide sales.

     We believe that due to the nature of the computer networking industry, it is likely that some customers who are significant customers in one period may become insignificant customers in future periods and vice versa. However, the loss of one or more significant customers during any particular period could have a material adverse impact on our future business and results of operations.

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

     All AEM customers receive their shipments from our North Miami warehouse, California third party warehouse or directly from the factory manufacturing their products. Signamax sales are generally handled from our headquarters in North Miami, Florida.

Competition

     In our Signamax products, we compete with many companies that manufacture, distribute and sell computer networking products. In our active networking product line, we compete with hundreds of companies worldwide, including Cisco, 3Com, Transition Networks and Allied Telesyn. In this market, the key competitive factors are service and value and a high performance to price ratio. In our passive networking product lines, we compete with approximately 30 to 50 companies worldwide, such as Ortronics, Tyco Electrical, Netconnect and Leviton. In these markets, we stress our breadth of products, service, price and performance. For our AEM products, we compete with hundreds of relatively small and several large companies worldwide, including Aim Electronics, ASKA Communications, Condor Power Supplies and AsiaLink International Technology. In this market, we seek to compete on factors such as quality, product availability and design protection. While our competitors are largely fragmented throughout different sectors of our industries, many of our competitors have greater assets and possess greater financial and personnel resources than we do. Some of our competitors also carry product lines which we do not carry and provide services which we do not provide. Competitive pressure from these companies may materially adversely affects our business and financial condition in the future. A variety of other potential actions by our competitors, including increased promotion and accelerated introduction of new or enhanced products, could also have a material adverse effect on our results of operations. There can be no assurance that we can compete successfully in our markets. See “Risk Factors Related to Our Operations.”

Strategy to Increase Signamax Networking Products & AEM Customer Base

     We intend to increase our revenues and income in the networking and original equipment manufacturer markets by continuing to broaden our customer base in existing markets and by expanding into new markets. In order to increase our national and international customer base, we intend to continue to market to large distributor catalog companies, to increase both our product lines and inventory and to expand our sales reach in the U.S., Europe and Latin America, the Middle East and Africa. To expand our original equipment manufacturer customer base, we intend to expand our business with computer product and networking hardware manufacturers, and to solicit manufacturers in other fast-growing vertical markets, such as networking, telecommunications, medical instrumentation and cable television.

Corporate Organization

     Our operations are divided into five departments: (1) the Sales and Marketing Department, (2) the International Sales Department, (3) the Purchasing Department, (4) the Operations Department (including shipping, warehouse and quality control and production groups), and (5) the Finance/Accounting Department (including MIS). The Sales and Marketing Department covers sales in the United States, Canada, and Latin America. Account Managers and Customer Service Representatives service this department from our North Miami, Florida headquarters. The International Sales Department covers sales to our exclusive distributors in Europe, Russia and Ukraine.

Employees

     As of December 31, 2004, we employed personnel at the following locations:

Location	Number of Personnel

North Miami, U.S.	29
Pennsylvania, U.S.	3
Czech Republic	40

72

     Company wide, 16 employees work in administration/accounting, 28 employees work in sales and marketing, and 28 employees work in operations. None of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good.

     Our Czech Republic operations were sold in March 2005. See Note 2 of Notes to Consolidated Financial Statements.

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

License Agreement with Developer of Battery Restoration Technology

     In December 2003, we entered into a license agreement with Daidone-Steffens, LLC, an entity affiliated with Terrence Daidone, one of our directors. The license permitted us to use battery restoration technology being developed to revitalize used cell phone batteries and other battery products and market the restored batteries exclusively in the southeastern United States and on a non-exclusive basis worldwide. No fees were ever paid with respect to this license.

     To date, the licensor has been unable to develop its technology to a point where it is commercially feasible. As a result, on May 3, 2005, we signed an agreement with Daidone-Steffens terminating this license agreement. In that regard, the ten year option that we granted to the licensor to purchase 300,000 shares of our common stock at an exercise price of $.90 (vesting 100,000 shares once a production line was in place and thereafter ratably over a four-year period) has been cancelled.

ITEM 2. PROPERTIES

     Our executive offices are located in North Miami, Florida. The table set forth below identifies the principal properties we currently utilize as of December 31, 2004. All properties are leased, are in good condition and are adequate for our present requirements. RSB Holdings, Inc., a related party, owns our corporate headquarters, product assembly and central warehouse, and leases such property to us. See Note 9 of Notes to Consolidated Financial Statements for information regarding the financial terms of our leases.

		square
facility description	location	footage
Corporate Headquarters, Product Assembly and Central Warehouse	North Miami, FL	27,000
Sales Office and Warehouse	Brno, Czech Republic	10,650
Sales Office and Manufacturing	Broomall, Pennsylvania	5,085
Sales Office and Warehouse	Prague, Czech Republic	4,500
Sales Office	Raubling, Germany	1,100

The leases for the two Czech Republic locations were transferred to the buyer as part of the sale of the Czech Republic operations in March 2005. The lease on the German location, which is in the name of Signamax GmbH, expires on June 30, 2005 and will not be renewed.

ITEM 3. LEGAL PROCEEDINGS

     As of the date of this Form 10-K, we were not a party to any material legal proceedings, nor, to our knowledge, are any such proceedings threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our shareholders during the fourth quarter of the 2004 fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

     Our common stock has been quoted on the OTCBB since August 19, 2004 under the symbol “AESP”. Previously, since February 12, 1997, our stock was quoted on the NASDAQ Small Cap Market. The following table sets forth the high and low bid prices for our common stock for each quarter during our two most recent fiscal years, as reported by OTCBB and NASDAQ:

	common stock
	high	low
2003
First Quarter	$1.48	$0.50
Second Quarter	1.03	0.50
Third Quarter	0.97	0.55
Fourth Quarter	1.47	0.70

2004
First Quarter	1.38	0.82
Second Quarter	0.95	0.22
Third Quarter	0.38	0.08
Fourth Quarter	0.40	0.16

     At March 29, 2005, the number of holders of record of our common stock was 63.

Intent to Deregister Common Stock

     On April 7, 2005, we announced that we intend to deregister our common stock under the Securities Exchange Act of 1934. We are eligible to deregister because we have less than 300 stockholders of record.

     We expect to file a Form 15 with the S.E.C. on or about May 13, 2005. Upon the filing of the Form 15, our obligation to file reports, including Forms 10-K, 10-Q and 8-K will immediately be suspended. We expect that the deregistration of our common stock will be effective 90 days after we file the Form 15 with the S.E.C.

     We anticipate that once we file the Form 15, our common stock will no longer be quoted on the OTCBB. While we expect that our common stock will continue to be quoted on the pink sheets after we deregister, there can be no assurance of this fact. There can also be no assurance as to whether any brokerage firms will make a market in our common stock after the deregistration. We therefore cannot assure you as to whether there will be any market for our common stock after we deregister.

No Dividends

     We have never paid any dividends on our common stock and we do not intend to pay any cash dividends on our common stock for the foreseeable future. We intend to reinvest our earnings, if any, in the growth and expansion of our business. Other than limitations imposed on us by our financing arrangements, there are no restrictions that limit our ability to pay dividends.

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

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net Sales	$15,755	$15,706	$14,069	$17,049	$17,396
(Loss) from continuing operations	(1,653)	(1,258)	(1,627)	(2,665)	(47)

(LOSS) FROM CONTINUING OPERATIONS PER SHARE:
Basic	$(.27)	$(.21)	$(.35)	$(.66)	$(.01)
Diluted	(.27)	(.21)	(.35)	(.66)	(.01)

	As of December 31,
	2004	2003	2002	2001	2000
	(In thousands)
BALANCE SHEET DATA:
Working capital (deficit)	(1,965)	(17)	1,740	2,556	4,959
Total assets	7,227	12,828	13,846	14,243	15,426
Long term debt, less current portion	—	—	—	13	89

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

Our operating results are uncertain and losses may continue; going concern

     Our loss from continuing operations for the 2004, 2003 and 2002 fiscal years was $1.7 million, $1.3 million and $1.6 million, respectively. Further, our net (loss) for the 2004, 2003 and 2002 fiscal years was $3.6 million, $2.7 million and $2.3 million, respectively. We cannot assure you that we will achieve or sustain profitable operations in the future.

     Our independent registered public accounting firm has included an explanatory paragraph in their report with respect to our consolidated financial statements at December 31, 2004. The paragraph states that our recurring losses from operations, working capital deficit, failure to maintain compliance with the financial covenants of our financing arrangements and maturities during 2005 of our debt raise substantial doubt about our ability to continue as a going concern.

Our working capital requirements may increase and future required funding may not be available

     We operate our business using working capital derived from our operations (during periods when our operations are cash flow positive) and from funds available from our financing sources. We have made efforts to improve our cash flow through cost reductions, collections of accounts receivable and reductions in our inventory. We have also, in the past, raised working capital through private placements of our securities. We owe $631,000 under a term promissory note which is due on October 27, 2005. We also owe $1,493,000 to Michelle Chao under a promissory note relating to our trade credit, which is due on December 31, 2005. We are continuing to incur losses and we cannot assure you as to if or when our business will become cash flow positive and profitable. We cannot assure you that either promissory note will be extended.

     We believe that our cash flow from operations and amounts made available under our factoring agreement with Marquette Commercial Finance, as described below, will be sufficient to fund our current operations for the next twelve months, assuming we can successfully extend the maturity date of the notes referred to above. If we are unable to extend the maturity date of our debt (or otherwise refinance that debt in an acceptable manner), our financial condition and results of operations will be materially and adversely affected.

Our financing agreement with Marquette Financial and our term note due to Bendes impose restrictions and we are not in compliance with some of the restrictions; Our agreement with Marquette Financial could be terminated if waivers of financial covenants are not obtained

     On October 31, 2003, we signed an agreement with Marquette Commercial Finance, Inc. (formerly KBK Financial, Inc.) (“Marquette”). The funding from Marquette was used to fund a permanent reduction in our former line of credit with a financial institution. The remaining balance under the bank line of credit was paid in full on April 26, 2004 through the proceeds received under a term loan agreement with Bendes Investment Ltd. (“Bendes”). See Note 4 of Notes to Consolidated Financial Statements for information regarding the terms of these agreements. Under the Marquette factoring agreement, we sell Marquette, without recourse, accounts receivable and obtain funding (up to $2 million at any one time) for those receivables. At December 31, 2004, we had $871,000 of uncollected receivables outstanding against payments to us of $714,000 from Marquette. The Marquette factoring agreement is also guaranteed, on a limited basis, with respect to matters related to the existence and validity of the purchased receivables, by our principal shareholders. The Bendes loan is guaranteed by our principal shareholders.

     We are obligated to meet certain affirmative, negative and financial covenants under our financing agreements. Affirmative covenants include a requirement that we deliver quarterly and annual financial statements and other reports to our funding sources within prescribed time periods and provide prompt notice of any material legal proceeding that is brought against us. Negative covenants include an obligation that our funding sources approve any change of control including mergers, any disposition of pledged collateral, any additional indebtedness for borrowed money or any acquisitions over a certain limit, any liens on assets or any loan guarantees and any transfers of assets or loans and advances to an affiliate that would have a material adverse effect. Financial covenants under the Marquette agreement require our operations to meet a minimum current ratio and tangible net worth and not exceed a certain dilution percent on our accounts receivable at the end of each month.

     We were not in violation of any of the non-financial affirmative covenants at December 31, 2004. However, we were in violation at December 31, 2004 of the negative covenant regarding prohibition on additional indebtedness under the Bendes note, as it related to the Chao note signed in November 2004. In April 2005, in conjunction with the First Amendment under the Bendes note, Bendes waived the covenant violation and consented to the Chao note. In addition to the waiver, the First Amendment also extended the due date of the Bendes note to October 27, 2005. Further, we were in violation at December 31, 2004 of the minimum current ratio and tangible net worth covenants under the Marquette agreement, and such violations have been waived by Marquette. Further, we have, in a significant number of recent quarters violated one or more of the required financial covenants, and anticipate that we may continue to violate such financial covenants in future quarters if our results of operations do not substantially improve. While there can be no assurance, we believe that our funding sources will continue to waive such future financial covenant violations during future periods. If our funding sources don’t waive such future covenant violations, and seek to foreclose on the assets securing the borrowings, it would have a material and adverse effect on our business.

     Our independent registered public accounting firm has included an explanatory paragraph in their report with respect to our consolidated financial statements at December 31, 2004. The paragraph states that our recurring losses from operations, working capital deficit, failure to maintain compliance with the financial covenants of our financing arrangements and maturity during 2005 of our Bendes and Chao loans raise substantial doubt about our ability to continue as a going concern.

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

Our operating results may be adversely affected due to the risks inherent in international sales

     For the years ended December 31, 2004, 2003 and 2002, international sales from continuing operations accounted for approximately 34%, 28% and 23%, respectively, of our revenues. Primarily all of these sales were to our Russian and Ukrainian distributors. We anticipate that international sales to our Russian and Ukrainian distributors will continue to account for a significant portion of our sales. Our operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, geopolitical disputes and war, transportation delays and potentially adverse tax consequences. These risks could have a material adverse effect on our future international sales and, consequently, on our operating results.

Impact of fluctuations in interest rates could negatively affect our results

     We are exposed to market risk from changes in interest rates.

     Our earnings are affected by changes in short-term interest rates as a result of our financing agreements. If short-term interest rates averaged 2% more in 2004, 2003 and 2002, our interest expense and loss before taxes would have increased by $36,000, $30,000 and $34,000, respectively.

We will not pay dividends on our common stock even if we are profitable, which could adversely affect the marketplace for our common stock

     We can make no assurances that our future operations will be profitable. Should our operations be profitable, it is likely that we would retain our earnings in order to finance future growth and expansion. Further, our U.S. financing agreements contain restrictions on the payment of dividends, including lender approval. Therefore, we do not presently intend to declare or pay cash dividends on our common stock, and it is not likely that any dividends will be paid in the foreseeable future. This policy could have an adverse effect on the market price of our common stock.

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

     However, warranties are provided on certain of our networking products for periods ranging from five years to lifetime. We establish provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. Warranty claims and sales allowances have historically been nominal. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates, estimated customer inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns are, however, dependent upon future events, including the amount of stock balancing activity by our customers and the level of customer inventories. We continually monitor the factors that influence the pricing of our products and customer inventory levels and make adjustments to these provisions when we believe actual returns and other allowances could differ from established reserves. Our ability to recognize revenue upon shipment to our customers is predicated on our ability to reliably estimate future returns. If actual experience or changes in market condition impairs our ability to estimate returns, we would be required to defer the recognition of revenue until the delivery of the product to the end-user. If market conditions were to decline, we could take actions to increase our customer incentive offerings, which could result in an incremental reduction to our revenue at the time the incentive is offered.

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

Goodwill

     Due to the sale of our Czech Republic subsidiary, Intelek in the first quarter of 2005, and the sale of certain assets of our Norwegian subsidiary, Lanse in 2004, (both recorded as discontinued operations in 2004), we recorded writedowns in 2004 of the goodwill associated with these two entities. As a result, at December 31, 2004, we only carry goodwill of $109,000 which is related entirely to Intelek. This amount is included in Non-current Assets of

Discontinued Operations on our Consolidated Balance Sheets. See Note 2 of Notes to our Consolidated Financial Statements for additional information regarding our discontinued operations.

     Excluding goodwill, we have no intangible assets deemed to have indefinite lives.

Related Party Transactions

     We lease our principal executive offices and one of our U.S. warehouse facilities from a related party, RSB Holdings, Inc. (RSB). RSB is a partnership owned by Slav Stein, our President, Chief Executive Officer and Director and Roman Briskin, our Executive Vice President, Secretary/Treasurer and Director. We have determined that RSB is not a variable interest entity under the provision of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, as further interpreted (Interpretation No. 46). We do not guarantee the mortgage on the property.

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

RESULTS OF OPERATIONS

     As discussed in Note 2 to Notes to our Consolidated Financial Statements, our European subsidiaries, Jotec and Lanse in Norway, AESP Sweden in Sweden, AESP GmbH and Signamax GmbH in Germany and Intelek in the Czech Republic have been accounted for as discontinued operations as of December 31, 2004. Accordingly, the results of operations for each of the periods presented have been restated to reflect the results of operations of these entities as discontinued operations. As a result, we operate in one geographic segment, the United States. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

     For the year ended December 31, 2004, we recorded net sales of $15.8 million, compared to net sales of $15.7 million for the year ended December 31, 2003, an increase of $.1 million or approximately 1%. The following table breaks out the U.S. sales (in thousands) between our two principal products, Signamax and AEM, along with our U.S. based sales to our exclusive distributors in Russia and the Ukraine.

	2004	2003	Percent Change

Signamax	$5,383	$5,992	-10.2%
AEM	5,029	5,283	-4.8%
Russia/Ukraine	5,343	4,431	20.6%

Total	$15,755	$15,706	0.3%

U.S. sales of our Signamax product line dropped 10% from 2003 to 2004 due to the loss of two major customers, one in mid 2003, the other in late 2004. Total sales to these two customers were $1.1 million in 2003 and $376,000 in 2004. Our Signamax sales staff is working to overcome the loss of these two customers through marketing efforts to increase sales with existing customers and sign up new customers. Our AEM group posted lower sales in 2004 due primarily to pricing pressures from several customers where sales prices were lowered to retain the business, while at the same time we encountered price increases from several key vendors due to higher raw material prices in our industry. The difficulties experienced in our Signamax and AEM lines were offset by significant sales increases to our distributors in Russia and the Ukraine. Both Eastern European economies strengthened in 2004 and and each distributor increased their own sales by greater than 15%, leading to a sharp increase in orders.

     Cost of sales for the year ended December 31, 2004, increased to $12.2 million, compared to cost of sales of $11.2 million for the year ended December 31, 2003. In addition, our gross profit percentage fell in 2004 to 22.8% compared to 28.9% in the prior year. The decrease in gross profit percent in 2004 was due to a combination of several factors. We recorded a provision for inventory impairment of $366,000 in 2004. During 2004, we experienced a relatively sudden and significant decrease in demand for certain of our products caused by an accelerating technology environment and we encountered an inventory overstock situation on certain of our newer products where expected demand did not materialize. These provisions were calculated based on the carrying value of specific inventory items compared to historical and estimated sales volumes and sales prices. Such an impairment charge was not required in 2003. Further, as mentioned above, both our Signamax and AEM lines were impacted by vendor price increases on a wide variety of products, due to significant worldwide price increases on key raw materials, such as copper, steel and petroleum used in plastic parts. Additionally, we have experienced an increase in freight costs due to significantly higher oil prices. Due to the highly competitive nature of many of our markets, we have not been able to fully pass along these higher costs to our customers. If these raw material costs continue to increase in 2005, it could have an adverse effect on our cost of sales and therefore, our gross profit.

     Selling, general and administrative (“S,G & A”) expenses declined to $4.8 million for the year ended December 31, 2004, compared to $5.3 million for the year ended December 31, 2003. The decrease in U.S. expenses was primarily due to personnel and other cost reductions instituted in July 2003 and thereafter, which included certain employee terminations, mandatory salary reductions for a significant number of remaining employees and cuts in other expenses deemed non-essential. These cost reductions reduced our U.S. overhead by approximately $500,000 per annum. Additionally, included in S,G & A expenses in 2003 were approximately $144,000 of closing costs and fees on our October 31, 2003 Commercebank and Marquette financing agreements. We are continuing to closely monitor our S,G & A expenses and may make additional headcount reductions if sales levels and profitability do not begin to increase in future periods. We believe that if sales increase in the future, we will see a reduction in S,G & A expenses as a percentage of net sales, since many of our S,G & A expenses are relatively fixed.

     As a result of the above factors, the loss from operations for the year ended December 31, 2004 was $1,168,000, compared to a loss from operations of $774,000 for the year ended December 31, 2003, an increase in the loss from operations of $394,000.

     Interest expense increased from $152,000 in 2003 to $272,000 in 2004. The increase was due to a rise in the average interest rate from 6.92% in 2003 to approximately 13.5% in 2004 on the Commercebank line of credit and the Bendes loan, along with the upfront fee of 1.25% and an interest rate of 7% on the Marquette financing arrangement. See Note 4 of Notes to Consolidated Financial Statements for further information on these financing agreements.

     Based on our quarterly review of the note receivable from the buyer of our former wholly-owned subsidiary, AESP Ukraine, we believe it is probable that the note is not collectible. Our assessment of the note’s collectibility is based, among other things, on our review of the buyer’s financial statements, collections received in 2004 and representations from the buyer on his financial wherewithal. Accordingly, we recorded a $222,000 impairment in 2004 and terminated the note. See Note 15 of Notes to Consolidated Financial Statements. In exchange for terminating the balance of the loan, we agreed to a higher markup on our sales to this distributor beginning in 2005. Based on the termination of the note and its restrictive covenants, this distributor is no longer considered to be a variable interest entity under the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (Revised December 2003).

     The loss from continuing operations before income taxes rose in 2004 to $1,653,000, compared to $1,258,000 in 2003, as a result of the factors mentioned above.

     Realization of substantially all of our deferred tax assets resulting from the available net operating loss carryforwards and other net temporary differences is not considered more likely than not and accordingly a valuation allowance has been provided for the full amount of such assets. We anticipate that our effective tax rate in future periods will be impacted by our profitability in any such future period and if we will be able to take advantage of our U.S. net operating loss carryforwards to affect taxable income in such periods.

     As a result of the foregoing factors, we incurred a loss of $1.7 million from continuing operations for the year ended December 31, 2004, compared to a loss of $1.3 million from continuing operations for the year ended December 31, 2003. For the year ended December 31, 2004, the loss per common share from continuing operations, both basic and diluted, was $.27, compared to a basic and diluted loss per common share from continuing operations of $.21 for the year ended December 31, 2003. Weighted average shares outstanding (basic and diluted) were 6,144,000 in 2004 and 5,947,000 in 2003.

     The loss from discontinued operations, net of tax, was $811,000 for 2004 and $1,419,000 for 2003. The following table details these results (in thousands) by subsidiary location:

	2004	2003	Difference

Czech Rep.	$(149)	$134	(283)
Norway	(108)	(1,126)	1,018
Germany	(479)	(224)	(255)
Sweden	(75)	(203)	128

Total	$(811)	$(1,419)	$608

The Czech Republic incurred a loss in 2004 due to higher S, G & A expenses, primarily in marketing through trade shows and catalogs, along with bad debt writedowns involving several customers. Norway posted a significantly lower loss due to several factors. First, they continued to incur losses in 2004, however, with the sales of Lanse’s assets in July and the sale of Jotec in August 2004, they did not operate for the entire year. Secondly, expenses in 2003 were increased by severance payments made to and accrued for the former Norwegian managing director of approximately $490,000. This case was settled in 2004 for an amount lower than expected. As a result, approximately $250,000 of the accrual set up in 2003 was credited to operations in 2004. The increased losses in Germany were due primarily to the losses incurred by Signamax GmbH, which began operations in early 2004 and never reached sales levels that would cover their expenses. Sweden’s lower losses were due to expense cuts instituted in late 2003, primarily in the areas of facility costs and personnel. Further, although Sweden continued to incur losses in 2004, like Norway, they only operated for part of 2004.

The loss on disposal of discontinued operations, net of tax, was $1,157,000 for 2004 and $0 for 2003. The loss on disposal was primarily due to (1) a disposal loss recorded on the sale of Jotec of approximately $140,000, (2) the write-off of $130,000 in accounts receivable related to amounts due from Jotec, (3) accruals of $20,000 to cover attorneys fees, (4) reserves and accruals of $200,000 recorded on Signamax GmbH due to the wind-down of their operations, (5) a $119,000 writedown to its net realizable value of goodwill associated with Lanse, (6) $260,000 in fees and payments to creditors in the AESP GmbH insolvency and (7) a $146,000 writedown to its net realizable value of goodwill associated with Intelek.

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

     For the year ended December 31, 2003, we recorded net sales of $15.7 million, compared to net sales of $14.1 million for the year ended December 31, 2002, an increase of $1.6 million or approximately 12%. The following table breaks out the U.S. sales (in thousands) between our two principal products, Signamax and AEM, along with our U.S. based sales to our exclusive distributors in Russia and the Ukraine.

	2003	2002	Percent Change

Signamax	$5,992	$6,025	-0.5%
AEM	5,283	4,781	10.5%
Russia/Ukraine	4,431	3,263	35.8%

Total	$15,706	$14,069	11.6%

U.S. sales of our Signamax product line were relatively flat from 2002 to 2003 as we were able to offset an approximately 10% — 20% drop in selling prices due to pricing pressures in our markets by increasing our unit sales proportionally. A sales increase of approximately $500,000 was achieved by our AEM group from several new customers in 2003. The balance of the $1.6 million sales increase in the U.S. was due primarily to an approximately $950,000 increase in business with our exclusive distributor in Russia. The Russian economy strengthened in 2003 and AESP-Russia was able to increase its sales by approximately 12%, leading to a sharp increase in orders for our U.S. operations.

     Cost of sales for the year ended December 31, 2003, increased to $11.2 million, compared to cost of sales of $10.2 million for the year ended December 31, 2002. However, our gross profit percentage rose slightly in 2003 to 28.9% compared to 27.3% in the prior year. The increase in gross profit percent in 2003 was due to a combination of several factors. On the positive side, the reduction of operations at our Pennsylvania facility in late 2002 resulted in expense savings of approximately $400,000 annually, as this production was transferred to lower cost suppliers in the Far East. Further, we recorded a provision for inventory impairment of $161,000 in 2002. During 2002, we experienced a relatively sudden and significant decrease in demand for certain of our products caused by the worldwide economic slowdown, specifically in the markets for our goods and by an accelerating technology environment. These provisions were calculated based on the carrying value of specific inventory items compared to historical and estimated sales volumes and sales prices. Such an impairment charge was not required in 2003. These two items were negatively offset by the per unit sales price declines mentioned above, which were only partially countered by lower pricing from our Far East suppliers.

     Selling, general and administrative (“S,G & A”) expenses declined to $5.3 million for the year ended December 31, 2003, compared to $5.4 million for the year ended December 31, 2002. The decrease in U.S. expenses was primarily due to personnel and other cost reductions instituted in July 2003, which included certain employee terminations, mandatory salary reductions for a significant number of remaining employees and cuts in other expenses deemed non-essential. These cost reductions are expected to reduce our U.S. overhead by approximately $500,000 per annum. Conversely, included in S,G & A expenses in 2003 were approximately $144,000 of closing costs and fees on our October 31, 2003 Commercebank and Marquette agreements. We are continuing to closely monitor our S,G & A expenses and may make additional headcount reductions if sales levels do not begin to increase in future periods. We believe that if sales increase in the future, we will see a reduction in S,G & A expenses as a percentage of net sales, since many of our S,G & A expenses are relatively fixed.

          As a result of the above factors, the loss from operations for the year ended December 31, 2003 was $774,000, compared to a loss from operations of $1,584,000 for the year ended December 31, 2002, a decrease in the loss from operations of $810,000.

     Interest expense increased from $107,000 in 2002 to $152,000 in 2003. The increase was due to a rise in the average interest rate from 5.22% in 2002 to 6.92% in 2003 on the Commercebank line of credit, along with the upfront fee of .8% and an interest rate of 7% currently on the Marquette financing arrangement. See Note 4 to the Notes to Consolidated Financial Statements for further information on these U.S. financing agreements.

               Based on our quarterly review of the note receivable from the buyer of our former wholly-owned subsidiary, AESP Ukraine, we concluded at December 31, 2003 that it was probable that the note was not fully collectible. Accordingly, at that date, we recorded a $381,000 impairment, reducing the net balance of the note on our balance sheet to $240,000, based upon our then estimation of future cash flows, discounted at the effective rate of the transaction.

          The loss from continuing operations before income taxes declined in 2003 to $1,258,000, compared to $1,627,000 in 2002, as a result of the factors mentioned above.

     Realization of substantially all of our deferred tax assets resulting from the available net operating loss carryforwards and other net temporary differences is not considered more likely than not and accordingly a valuation allowance has been provided for the full amount of such assets. We anticipate that our effective tax rate in future periods will be impacted by our profitability in any such future period and if we will be able to take advantage of our U.S. net operating loss carryforwards to affect taxable income in such periods.

   As a result of the foregoing factors, we incurred a loss of $1.3 million from continuing operations for the year ended December 31, 2003, compared to a loss of $1.6 million from continuing operations for the year ended December 31, 2002. For the year ended December 31, 2003, the loss per common share from continuing operations, both basic and diluted, was $.21, compared to a basic and diluted loss per common share from continuing operations of $.35 for the year ended December 31, 2002. Weighted average shares outstanding (basic and diluted) were 5,947,000 in 2003 and 4,686,000 in 2002.

     The loss from discontinued operations, net of tax, was $1,419,000 for 2003 and $664,000 for 2002. The following table details these results (in thousands) by subsidiary location:

	2003	2002	Difference

Czech Rep.	$134	$184	(50)
Norway	(1,112)	37	(1,149)
Germany	(238)	(842)	604
Sweden	(203)	(43)	(160)

Total	$(1,419)	$(664)	$(755)

The most significant changes were posted by our Norwegian and German operations. Norway suffered a significant drop in sales in 2003 as a result of a competitive situation involving former employees who established a competing company, as well as due to adverse market conditions in a very weak Scandanavian economy. Norwegian results were also negatively impacted by severance payments made to and accrued for the former Norwegian managing director of approximately $490,000. The improved results in Germany were due primarily to two items. The first was expense reductions in late 2002 and 2003, primarily involving headcount reductions. Additionally, a $155,000 provision was recorded in Germany at December 31, 2002 related to a preliminary assessment for an income tax audit. This matter was resolved in the second quarter of 2003 with a final assessment of $25,000, which was less than anticipated.

Financial Condition, Liquidity and Capital Resources

     Historically, we have financed our operations primarily with cash flow from operations and with borrowings under our available financing arrangements.

     Below is a chart setting forth our contractual payment obligations as of December 31, 2004 which have been aggregated in order to facilitate a basic understanding of our liquidity (in thousands):

	Payments Due by Period
		Less than 1
Contractual Obligations	Total	year	1-3 years	3-5 years	More than 5 years

Bendes and Chao term loans	$2,124	$2,124	$—	$—	$—
Purchase orders	2,905	2,905	—	—	—
Employment agreements	429	396	33	—	—
Operating leases	177	86	65	26	—

Total contractual cash obligations	$5,635	$5,511	$98	$26	$—

We have employment agreements with two of our officers (who are also our principal shareholders) which require annual payments of base compensation, plus, in the event we are profitable, additional bonus compensation. These employment agreements were terminated subsequent to December 31, 2004, although these two officers remain as at-will employees of our company. See Item 11, “Executive Compensation – Employment Agreements.”

     During 2002, we completed a private placement of shares of our common stock. We sold 1,187,500 shares in the private placement at a gross purchase price of $1.00 per share. The net proceeds of the placement ($942,000) were used for working capital purposes.

     At December 31, 2004, our working capital deficiency was ($1,900,000), compared to a working capital deficiency of ($17,000) at December 31, 2003. Similarly, our current ratio was .77 at December 31, 2004, compared to 1.00 at December 31, 2003. The balance sheet accounts with the most significant changes from December 31, 2003 to December 31, 2004 were the following:

	2004	2003

Cash	$256,000	$1,082,000

Cash at December 31, 2003 included $52,000 held by Sweden, $318,000 held by Norway, $203,000 held by Intelek, $18,000 held by Germany and $491,000 held by our U.S. operations. During 2004, Sweden and Jotec in Norway were sold and Lanse in Norway and Signamax GmbH (Germany) are being wound-down, eliminating or significantly decreasing cash balances at those entities. For Intelek and the U.S., cash was used to fund operating losses during 2004.

	2004	2003

Accounts receivable	$311,000	$469,000
Due from factor	157,000	265,000

Accounts receivable are invoices not purchased by Marquette. Under the Marquette agreement, Marquette advances funds to us at a rate of 82.5% of the invoice amount purchased by Marquette. This difference, or 17.5%, is recorded by us as an amount due from factor (Marquette) and is received by us, less fees, when the invoice is paid by our customer. Both items declined at December 31, 2004 due to a lower level of sales in November and December of 2004, compared to the same period in 2003.

At December 31, 2004, we had $871,000 of purchased invoices (uncollected receivables) outstanding against payments to us of $714,000 relating to such invoices (receivables) from Marquette. Because of our agreement with Marquette, whereby we sell them our receivables on a non-recourse basis, these uncollected receivables and the corresponding amount we have received from Marquette with respect to these receivables are not presented on our balance sheet.

	2004	2003

Inventories	$1,752,000	$3,028,000

Inventories decreased $1,300,000 or 42% in 2004 due to efforts began in late 2003 to increase cash flow through improved inventory management. Funds generated from these efforts were used to pay down certain liabilities and fund operating losses. Additionally, we recorded a provision for inventory impairment of $366,000 in 2004, further reducing our inventory balance.

	2004	2003

Current assets of disc. ops.	$3,910,000	$5,994,000
Non-current assets of disc. ops.	727,000	1,529,000
Current liabilities of disc. ops.	3,251,000	5,412,000
Non-current liabilities of disc. ops.	126,000	71,000

The decrease in the discontinued operations accounts is primarily due to the sale of certain assets of our Norwegian subsidiary, Lanse, in July, 2004, the sale of 100% of the common stock of our other Norwegian subsidiary, Jotec in August 2004, the insolvency filing of our German subsidiary, AESP GmbH in August 2004 and the sale of 100% of the common stock of our Swedish subsidiary in September 2004. As a result, assets and liabilities relating to these entities were not consolidated, and therefore not included in the above line items at December 31, 2004. See Note 2 to the Consolidated Financial Statements.

	2004	2003

Assets of business transferred under contractual arrangement	$—	$240,000

This asset was a note receivable from the buyer of our former subsidiary, AESP Ukraine. Based on our quarterly review of the note receivable, we believe it is probable that the note is not collectible. Our assessment of the note’s collectibility is based, among other things, on our review of the buyer’s financial statements, collections received in 2004 and representations from the buyer on his financial wherewithal. Accordingly, we recorded a $222,000 impairment in 2004 and terminated the note.

	2004	2003

Line of credit	$—	$631,000
Notes payable	2,124,000	—

In April, 2004 the balance remaining of $631,000 under our line of credit with Commercebank N.A. was paid in full through the proceeds received under a new one-year term loan agreement with Bendes. The Bendes loan, which is also $631,000, is classified as a note payable in our Consolidated Balance Sheets. Further, in November 2004, we signed a $1,493,000 promissory note to Chao Jui Hsia, in exchange for payments that she made on our behalf to certain of our Far East suppliers. The Chao loan is also classified as a note payable in our Consolidated Balance Sheets.

	2004	2003

Accounts payable	$2,404,000	$4,111,000
Customer deposits	218,000	430,000

As described above, in November 2004 we signed a $1,493,000 promissory note with Chao Jui Hsia, in exchange for payments made by her on our behalf to certain of our Far East suppliers, which was recorded as a reduction in accounts payable. Also, as described above, cash generated from the decrease in inventory was utilized during 2004 to make additional payments to vendors and other creditors, thereby reducing those balances as of December 31, 2004.

     For the year ended December 31, 2004, $220,000 of cash was used in continuing operations. The primary use of cash in continuing operations was the loss from continuing operations of $1,653,000 which was offset by inventory reductions, including obsolescence, totaling $1,277,000 . Cash provided by continuing operations included a reduction of inventory of $911,000 coupled with a provision for inventory obsolescence of $366,000. Net cash used in investing activities of continuing operations was $42,000, primarily due to net property and equipment purchases of $62,000. As a result of the foregoing, our cash position decreased $1,065,000 between December 31, 2003 and December 31, 2004. That decrease, combined with an increase of $239,000 attributable to the effects of exchange rate changes on cash, produced an overall decrease in cash of $826,000. We are continuing efforts to improve our cash position through personnel and expense reductions and a reduction in our inventory.

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

     On October 31, 2003, we signed two agreements, one an amendment with the Bank to extend the maturity date on its $1.9 million U.S. based line of credit to April 20, 2004, and an account transfer and purchase agreement with Marquette Commercial Finance, Inc. (formerly KBK Financial, Inc.) (“Marquette”). The initial and a subsequent funding from Marquette was used to fund a permanent reduction in our line of credit with the Bank. The initial funding under the KBK agreement was $1,220,000, with $70,000 utilized to cover closing expenses and $1,150,000 applied to the Bank’s line of credit. An additional payment of $100,000 from proceeds of the Marquette agreement was made in December 2003, to permanently reduce the available balance under the Bank’s line of credit to $631,000. This balance was paid in full on April 26, 2004 through the proceeds received by us under a new one-year term loan agreement with Bendes Investment Ltd. (“Bendes”). On November 22, 2004, we signed a promissory note in the amount of $1,493,400 with Chao Jui Hsia (“Chao”), who owns the unaffiliated trading company in Taiwan that acts as our liaison with our Far East suppliers. The note is in exchange for payments made on our behalf by Ms. Chao on our trade accounts payable with certain of our Far East suppliers. The Bendes and Chao loans and fundings from Marquette are secured by liens on our U.S. assets, including accounts receivable and inventories. The Bendes loan is guaranteed by our principal shareholders. The Marquette factoring agreement is guaranteed, on a limited basis, with respect to matters related to the existence and validity of the purchased receivables, by our principal shareholders. Under the terms of the financing agreements, we are required to comply with certain affirmative and negative covenants and to maintain certain financial benchmarks and ratios during future periods. At December 31, 2004, we were in violation of the negative covenant regarding prohibition on additional indebtedness under the Bendes note, as it related to the Chao note signed in November 2004. In April 2005, in conjunction with the First Amendment under the Bendes note, Bendes extended the maturity date of its note until October 22, 2005, waived the covenant violation and consented to the Chao note. As of December 31, 2004, we were not in compliance with the current ratio and tangible net worth covenants under the Marquette factoring agreement. However, Marquette has waived compliance with the financial covenants as of December 31, 2004. Additionally, we may not meet our financial covenants in future periods unless our results of operations substantially improve.

     The Marquette agreement advances funds to us at a rate of 82.5% of the invoice amount purchased by Marquette. All of our invoices to U.S. customers are available for sale under this agreement and may be offered to Marquette on a daily basis, subject to a $2,000,000 funding limit. Marquette can accept or reject offered invoices and is not obligated to purchase any invoices. Marquette exercises control over incoming lockbox receipts to ensure that cash received on purchased invoices is collected. The Marquette agreement contains fixed and variable discount rate pricing components. The fixed discount is 1.25% of the invoice amount and is payable at the time of funding. The variable rate is Marquette’s base rate as established by Marquette from time to time (generally the prime rate), plus 2% per annum and is payable based on the number of days from the sale of the invoice until collection. Because funds advanced under this facility are considered a sale of the particular invoices sold, we report funds advanced as a reduction of accounts receivable in the Consolidated Financial Statements. As of December 31, 2004, Marquette had paid funds on $871,000 of purchased invoices, subject to a $2,000,000 funding limit. As of May 9, 2005, Marquette had advanced net funds of $920,000 on purchases aggregating $1,143,000.

     We are obligated to meet certain affirmative, negative and financial covenants under our agreements with our lenders. Affirmative covenants include a requirement that we deliver quarterly and annual financial statements and other reports to our lenders within prescribed time periods and provide prompt notice of any material legal proceeding that is brought against us. Negative covenants include an obligation that our lender approve the creation of new subsidiaries, any liquidations, any change of control including mergers and disposition of significant assets, any additional indebtedness for borrowed money over a certain limit, any liens on assets or any loan guarantees, any acquisitions and any transfers of assets or loans and advances to an affiliate that would have a material adverse effect. Financial covenants under the Marquette agreement require our operations to meet a minimum current ratio and tangible net worth and not exceed a certain dilution percent on our accounts receivable at the end of each month.

     We were not in violation of any of the non-financial affirmative covenants at December 31, 2004. However, at December 31, 2004, we were in violation of the negative covenant regarding prohibition on additional indebtedness under the Bendes note, as it related to the Chao note signed in November 2004. In April 2005, in conjunction with the First Amendment under the Bendes note, Bendes waived the violation and consented to the Chao note. Further, we were in violation at December 31, 2004 of the financial covenants contained in the Marquette agreement, and such violations have been waived by Marquette. Further, we have, in a significant number of recent months violated one or more of the required financial covenants, and anticipates that we may continue to violate such financial covenants in future quarters if our results of operations do not substantially improve. While there can be no assurance, we believe that Marquette will continue to waive such future financial covenant violations during future periods. If Marquette doesn’t waive such future covenant violations, and seeks to foreclose on the assets securing the borrowings, it would likely have a material and adverse effect on our business.

     Our Czech Republic subsidiary, Intelek, had two lines of credit available for their operations. At December 31, 2004, an aggregate of $922,000 was outstanding under these lines of credit and $19,000 was available for borrowing under these agreements. As of March 2005, the buyer of Intelek has now assumed responsibility for these lines of credit.

     We have experienced net losses and diminishing working capital for each of the years ended December 31, 2004, 2003 and 2002. As of December 31, 2004, our working capital was negative. We are dependent upon generating sufficient cash flow from operations or financings to repay our liabilities.

     Assuming we can extend the maturity dates of the Bendes and Chao loans, we believe that internally generated cash flow from operations combined with funds available under the Marquette agreement, will be sufficient to meet our financial obligations for the next twelve months. Additionally, our plans for 2005 and beyond include a gradual increase in sales, reductions in inventories, and continuing cost reductions, all designed to enhance cash flow from operations and liquidity. However, we are continuing to incur losses and can offer no assurance as to if and when we can become profitable. If available, we may also sell debt or equity securities, in order to meet current and future working capital requirements or we may agree to convert debt into equity. There can be no assurance, however, that any such debt or equity financing will be available to us on favorable terms or at all. If we are unable to generate sufficient cash flow from operations or in some other fashion, and/or if we cannot extend the maturity dates of our outstanding debt, our operations and financial position will be materially and adversely affected.

     Our independent certified public accountants have included an explanatory paragraph in their report with respect to our consolidated financial statements at December 31, 2004. The paragraph states that our recurring losses from operations, working capital deficit, failure to maintain compliance with the financial covenants of our financing arrangements and maturities during 2005 of our term loans raise substantial doubt about our ability to continue as a going concern.

     We do not believe that inflation has had a material effect on our financial condition or operating results for the last several years, as we have historically been able to pass along the majority of our increased costs in the form of adjustments to the prices we charge to our customers.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued SFAS Statement No. 123 (R), “Share-Based Payment,” a revision of SFAS Statement No. 123 that will significantly change the accounting for employee stock options and other equity-based compensation. The standard requires companies to expense the fair value of stock options on the grant date and is effective for interim or annual periods beginning after June 15, 2005. In accordance with the revised statements, we will be required to recognize the expense attributable to stock options granted or vested subsequent to July 1, 2005. We are currently assessing the potential impact of SFAS No. 123 upon our financial statements.

     In November 2004, the Financial Standards Board issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe that the adoption of SFAS No. 151 will have a material impact upon our financial statements.

     In December 2004, the Financial Standards Board issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends Opinion 29 to eliminate the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance—that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of SFAS No. 153 will have a material impact upon our financial statements.

Off Balance Sheet Arrangements

     We are not involved in any off-balance sheet arrangements.

ITEM 7(a).	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We are exposed to market risk from changes in interest rates.

     Our results of operations are affected by changes in short-term interest rates as a result of the variable interest rate contained in our Bendes loan and Marquette factoring agreement. If short-term interest rates averaged 2% more in the years ended December 31, 2004, 2003 and 2002 our interest expense and loss before taxes would have increased by $36,000, $30,000 and $34,000, respectively. In the event of a change of such magnitude, management would likely take actions to mitigate our exposure to change.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Consolidated Financial Statements on pages F-1 through F-31.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On December 20, 2004, the Audit Committee of the Board of Directors of the Company dismissed BDO Seidman LLP (“BDO”) as its independent auditors. BDO’s report on the Company’s consolidated financial statements for each of the fiscal years ended December 31, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. However, BDO’s report on the Company’s financial statements at December 31, 2003 included a going concern modification and an explanatory paragraph on the adoption of a new accounting pronouncement. There were no other reportable events or disagreements with BDO to report in response to Item 304 of Regulation S-K.

     On December 20, 2004, the Audit Committee of the Board of Directors of the Company engaged Rachlin, Cohen & Holtz LLP as independent auditors to the Company.

ITEM 9(a) CONTROLS AND PROCEDURES

     In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2004 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to our Company (and its consolidated subsidiaries) required to be included in our periodic SEC filings. Since the Evaluation Date, there have not been any significant changes in our internal controls, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

     Each of our directors currently holds office until his successor is elected and qualified. At present, our By-Laws provide for not less than one director nor more than twelve directors. Currently, we have five directors. Our By-Laws permit our Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of our Board of Directors. Our officers devote their full time to our business. As of May 9, 2005, the members of the Board and their length of service as Directors are as follows:

NAME	AGE	DIRECTOR POSITIONS	SINCE
Slav Stein	60	President, Chief Executive Officer and Director	1983
Roman Briskin	55	Executive Vice President, Secretary/Treasurer and Director	1984
Terrence Daidone (1)(2)	45	Director	1997
William B. Coldrick (1)(2)	63	Director	1997
Leonard Sokolow (1)(2)	48	Director	1999

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

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

     Mr. Briskin has been one of our senior executive officers since 1984, a Director since 1992 and has served as Executive Vice President and Secretary/Treasurer since our IPO. Mr. Briskin is also one of our principal shareholders. See Item 12 “Security Ownership of Certain Beneficial Owners and Management” and Item 13 “Certain Relationships and Related Transactions.”

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

AUDIT COMMITTEE

     The Audit Committee consists of three outside directors, Leonard Sokolow, who qualifies as an “audited committee financial expert” under the rules promulgated by the SEC, William B. Coldrick and Terrence Daidone. While the NASDAQ Marketplace Rules no longer apply to us (since our common stock has been delisted from the NASDAQ), Messrs. Sokolow and Coldrick meet the definition of independent directors under such rules.

EXECUTIVE OFFICERS

     The following list reflects our executive officers, as of the date of this report, the capacity in which they serve our company, and when they took office:

NAME	AGE	EXECUTIVE POSITION	OFFICER SINCE
Slav Stein	60	President, Chief Executive Officer	1983
Roman Briskin	55	Executive Vice President and Secretary	1984
Stephen Daily	47	Vice President / Network Group	2000
John F. Wilkens	46	Chief Financial Officer	2003

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

CODE OF CONDUCT

     Our employee manual contains a code of ethical obligations.

FAMILY RELATIONSHIPS

     There are no family relationships between or among any of our directors and executive officers.

ITEM 11. EXECUTIVE COMPENSATION

     The following table shows remuneration paid or accrued by us during the year ended December 31, 2004 and for each of the two preceding years, to our Chief Executive Officer and to each of our other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000:

	Annual Compensation				Long Term Compensation
					Awards		Payouts
						Securities
	Fiscal			Other Annual	Restricted	Underlying	LTIP	All Other
	Year	Salary	Bonus	Compensation	Stock	Options/ SARs	Payouts	Compensation
Name and Principal Position	Ended	($)	($)	($)	Awards	($)	($)	($) (2)
Slav Stein	2004	205,256	—	—	—	75,000	—	2,634
CEO(1)	2003	220,919	—	—	—	75,000	—	5,008
	2002	242,699	—	—	—	200,000	—	10,392

Roman Briskin	2004	205,256	—	—	—	75,000	—	2,397
Executive Vice President(1)	2003	220,919	—	—	—	75,000	—	3,438
	2002	242,699	—	—	—	200,000	—	10,392

Stephen Daily	2004	125,550	—	—	—	25,000	—	—
Vice President	2003	125,800	—	—	—	25,000	—	1,400
	2002	130,500	—	—	—	—	—	2,600

John F. Wilkens	2004	140,037	—	—	—	25,000	—	—
Chief Financial Officer	2003	131,950	—	—	—	25,000	—	—
	2002	—	—	—	—	—	—	—

(1)	On March 31, 2005, the Company and Messrs. Stein and Briskin agreed to a termination of their employment agreements. Messrs. Stein and Briskin remain at will employees at their current salary and benefit levels. See “Employment Agreements.”

(2)	Messrs. Stein and Briskin each receive an automobile allowance of up to $6,000 per year. In addition, during 2002 and 2003, Messrs. Stein, Briskin and Daily received partially matched contributions as part of the Company’s 401(k) Plan. Table includes value of $500,000 term life insurance policies which the Company purchases for the benefit of Messrs. Stein and Briskin.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table sets forth information concerning options granted under the 2003 Plan during the fiscal year ended December 31, 2004 to the persons named in the preceding summary compensation table under the caption “Executive Compensation”:

					Potential Realizable Value At Assumed
					Annual Rates Of Stock Price
	Individual Grants				Appreciation For Option Term (1)
	Number of	% of Total
	Securities	Options/SARS
	Underlying	Granted to	Exercise of
	Options/SARS	Employees in	Base Price	Expiration
Name	Granted (#)	Fiscal Year	($/SH)	Date	5% ($)	10% ($)
Slav Stein	75,000	31.0%	$0.90	3/25/14	$42,450	$107,550

Roman Briskin	75,000	31.0%	$0.90	3/25/14	$42,450	$107,550

Stephen Daily	25,000	10.3%	$0.90	3/25/14	$14,150	$35,850

John F. Wilkens	25,000	10.3%	$0.90	3/25/14	$14,150	$35,850

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

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

     The following table sets forth information concerning the value of unexercised stock options outstanding at the end of the 2004 fiscal year for the persons named in the preceding summary compensation table under the caption “Executive Compensation”:

			Number of Securities	Value of Unexercised In-
			Underlying Unexercised	The-Money Options/
	Shares		Options/ SARs At Fiscal	SARs At Fiscal Year-End
	Acquired On	Value	Year-End (#)	($) (1)
Name	Exercise (#)	Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable
Slav Stein	—	—	905,250/75,000	--/--
Roman Briskin	—	—	905,250/75,000	--/--
Stephen Daily	—	—	100,000/25,000	--/--
John F. Wilkens	—	—	25,000/25,000	--/--

(1) Computed based upon the difference between the closing price of our common stock at December 31, 2004 ($0.30) and the exercise price of the outstanding options. No value has been assigned to options which are not in-the-money. As of May 9, 2005, the closing price of our common stock was $0.08.

EMPLOYMENT AGREEMENTS

     On February 19, 1997, Messrs. Stein and Briskin each entered into an employment agreement with us. The term of such employment agreements (subject to earlier termination for cause) was initially for a period of five years and was to continue for successive one-year terms unless canceled by either party. During the term of such employment agreements, Messrs. Stein and Briskin were entitled to receive a base salary (calculated at $331,000 for 2005, however, Messrs. Stein and Briskin have voluntarily reduced their current salary to $198,000) which increases annually by 10 percent of the prior year’s salary plus the increase in the consumer price index, which annual increase may not, in any event, exceed 20 percent of the prior year’s salary. In addition, Messrs. Stein and Briskin are each entitled to receive an annual bonus equal to five percent of our pre-tax net income in each fiscal year. We provide each of Messrs. Stein and Briskin with an automobile allowance of up to $500 per month and a term life insurance policy in the amount of $500,000. Additionally, the employment agreements provided that upon a change in control not approved by our Board of Directors, Messrs. Stein and Briskin would receive certain benefits.

     On March 31, 2005, we and Messrs. Stein and Briskin agreed to terminate their employment agreements, effective immediately. Messrs. Stein and Briskin remain as at-will employees at their current salary and benefit levels.

STOCK OPTION PLAN

     Our board of directors adopted a new stock option plan in March 2003 (the “2003 stock option plan”), which was ratified in August 2003 at our 2003 annual meeting of shareholders.

     Since the approval of the 2003 stock option plan, no new options have been or will be granted under our 1996 stock option plan, and any shares of common stock reserved for issuance upon the exercise of options that were not issued under such plans were cancelled. However, the terms of any option issued under the 1996 stock option plan will continue to be governed by such plan and by the option agreements currently in effect for such options. As of March 18, 2005, options to purchase 226,601 shares of our common stock were outstanding under the 1996 stock option plan.

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

     Pursuant to the 2003 stock option plan, an aggregate amount of 1,000,000 shares of our common stock were reserved for issuance upon exercise of options granted thereunder. The option price per share of common stock may be any price determined by the 2003 stock option plan administrators, except that incentive stock option grants may not be less than fair market value per share of common stock on the date of grant (or not less than 110% of the fair market value for stockholders who own more than 10% of the company’s stock). At the date of this

Form 10-K, options to purchase 656,500 shares of our common stock at an average exercise price of $0.85 per share were outstanding under the 2003 stock option plan.

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

TOTAL OPTIONS AND WARRANTS OUTSTANDING

     The following options are currently outstanding: (i) options to purchase an aggregate 597,000 shares of common stock held by consultants, advisors and licensors; (ii) options to purchase an aggregate of 1,960,500 shares of common stock held by our principal shareholders; (iii) options to purchase 523,250 shares of common stock held by non-employee directors; and (iv) options to purchase an aggregate of 433,101 shares of common stock held by current and former employees. All of our options are out-of-the-money as of the date of this Form 10-K.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely upon our review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), during our fiscal year ended December 31, 2004, and any Forms 5 and amendments thereto furnished to us with respect to such fiscal year, and any written representations referred to in subparagraph (b)(2)(i) of Item 405 of Regulation S-K, (i) all of our officers and directors timely filed their Section 16(a) reports and (ii) no other person who at any time during the fiscal year ended December 31, 2004 was, to our knowledge, a beneficial owner of more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, failed to file on a timely basis, as disclosed in Forms 3, 4 and 5, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     As of March 25, 2005, we had outstanding 6,143,596 shares of our common stock. The following table sets forth, as of March 25, 2005, certain information regarding our common stock owned of record or beneficially by: (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our directors; and (iii) all directors and executive officers as a group.

	Beneficial Ownership
	of Common Stock (1)
Name and Address of Beneficial Owner (1)	Shares	Percent
Slav Stein (2)	1,706,257	24.2%
Roman Briskin (2)	1,706,257	24.2%
Terrence R. Daidone (3)(4)	205,000	3.2%
William B. Coldrick (3)	187,000	3.0%
Leonard Sokolow (3)	131,250	2.1%
Steve Daily (3)(5)	100,000	1.6%
John Wilkens (3)(6) .	25,000	0.4%
All directors and executive officers as a group (7 persons)(7)	4,060,764	47.2%

(1)	Unless otherwise indicated, each person named in the table has the sole voting and investment power with respect to the shares beneficially owned. The address for each beneficial owner is c/o AESP, Inc., 1810 N.E. 144th Street, North Miami, Florida 33181.

(2)	Includes options to purchase 905,250 shares of Common Stock issuable upon the exercise of vested stock options. Excludes unvested options to purchase 75,000 shares of Common Stock.

(3)	Shares of Common Stock issuable upon the exercise of vested stock options.

(4)	Excludes unvested stock options to purchase 300,000 shares of Common Stock held by Daidone-Steffens LLC, of which Mr. Daidone is a principal.

(5)	Excludes unvested stock options to purchase 25,000 shares of Common Stock.

(6)	Excludes unvested stock options to purchase 25,000 shares of Common Stock.

(7)	Includes vested stock options to purchase an aggregate of 2,458,750 shares of Common Stock.

EQUITY COMPENSATION PLANS

     The following table summarizes information, as of March 25, 2005, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

			Number of securities
			remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by	1996 Plan – 226,601 shares	$1.66	—
security holders(1)	2003 Plan – 656,500 shares	$0.85	343,500

Equity compensation plans not approved by security holders(2)	2,330,750	$1.61	—

Total	3,213,851	$1.46	343,500

(1)	These plans are our 1996 and 2003 Stock Option plans. The 1996 Stock Option plan was approved by the shareholders in 1996. The 2003 Stock Option plan, which was adopted by the Board in March 2003, was ratified by the shareholders at the 2003 annual meeting of shareholders.

(2)	We have in the past issued stock options outside of a plan to our directors and principal shareholders. With the adoption of the 2003 Stock option plan, further options are not expected to be granted outside of a plan.

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

     In December 2003, we entered into a licensing agreement with Daidone-Steffens LLC to refurbish batteries and resell them in the Southeastern U.S. and elsewhere. In May 2005, this agreement was terminated. See Item 1. “Business”. Mr. Daidone is a principal of the licensor.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The aggregate fees billed to us by our independent auditors, Rachlin, Cohen & Holtz, LLP (“Rachlin”) for professional services rendered in connection with the audit of our financial statements included in this Annual Report on Form 10-K for fiscal 2004, totaled approximately $85,000. The aggregate fees billed to us by our prior independent auditors, BDO Seidman, LLP and its affiliated international firms (“BDO”) for professional services rendered in connection with the audit of our financial statements included in this Annual Report on Form 10-K for fiscal 2003, and for review of our statements included in our Quarterly Reports on Form 10-Q during fiscal 2004, totaled approximately $153,000. The aggregate fees billed to us by BDO for professional services rendered in connection with the audit of our financial statements included in our Annual Report on Form 10-K for fiscal 2003, and for the review of our financial statements included in our Quarterly Reports on Form 10-Q during fiscal 2003, totaled approximately $301,000.

Audit-Related Fees

     The aggregate fees billed to us by BDO for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements that are not already reported in the paragraph immediately above totaled approximately $ 0 and $38,000 for fiscal 2004 and 2003, respectively. These costs primarily related to services provided in connection with certain registration statements that we filed.

Tax Fees

The aggregate fees billed to us by BDO for professional services rendered by BDO for tax compliance totaled approximately $17,000 and $25,000 for fiscal 2004 and 2003, respectively. These services included preparation of our foreign tax returns and review of our domestic tax compliance information.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

(1)	Financial Statements

See “Item 8. Financial Statements and Supplementary Data” for Financial Statements included with this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

See Schedule II Valuation and Qualifying Accounts included in this Annual Report on Form 10-K.

(3)	Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company (1)
3.2	By-Laws of the Company (2)
3.3	Articles of Amendment to Amended and Restated Articles of Incorporation (2)
3.4	Second Amended and Restated By-Laws of the Company (2)
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation of AESP, Inc. (14)
3.6	Articles of Amendment to Articles of Incorporation setting forth Rights, Preferences and Limitations of Series A Preferred Stock (14)
4.1	Form of Common Stock Certificate (2)
4.3	Form of Newbridge Warrant Agreement (11)
10.1	Lease Agreement between the Company and RSB Holdings, Inc., dated July 15, 1996 (2)
10.2	Promissory Note between the Company and U.S. Advantage, dated July 15, 1996 (2)
10.3	Form of 1996 Stock Option Plan (2)
10.4	Form of Employment Agreement between the Company and Slav Stein (2)
10.5	Form of Employment Agreement between the Company and Roman Briskin (2)
10.6	Reserved
10.7	Form of Contingent Stock Option Agreement between the Company and Messrs. Stein and Briskin (2)
10.8	Amendment to 1996 Stock Option Plan (7)
10.9	Loan Agreement between the Company and Commercebank, N.A., dated September 23, 1999 (6)
10.10	Reserved
10.11	Reserved

Exhibit
Number	Description
10.12	Reserved
10.13	Reserved
10.14	Stock Purchase Agreement among the Company, CCCI and Donald Y. Daily, Jr. (5)
10.15	Amendment to Loan Agreement between the Company and Commercebank, N.A. dated as of September 2, 2000 (9)
10.16	Stock Purchase Agreement dated May 31, 2000 by and among Jotec AESP AS and the shareholders of Lanse AS (8)
10.17	Amendment to Loan Agreement between the Company and Commercebank, N.A. dated March 16, 2001 (10)
10.18	Stock Purchase Agreement dated August 29, 2001 by and among AESP Computerzubehor GmbH and Intelek spol. s.r.o. (12)
10.19	Amendment to Loan Agreement between the Company and Commercebank, N.A. dated as of September
21, 2001
10.20	Selling Agent Agreement dated as of October 28, 2002, by and among AESP, Inc., Newbridge Securities corporation and View Trade Securities, Inc. (14)
10.21	Form of Subscription Agreement between AESP, Inc. and the investors in the AESP, Inc. private placement offering completed in December 2002. (14)
10.22	Fourth Amendment to Loan Agreement by and between AESP, Inc. and Commercebank, N.A. dated January 17, 2003. (13)
10.23	Fifth Amendment to Loan Agreement by and between AESP, Inc. and Commercebank, N.A. dated August 15, 2003. (15)
10.24	Renewal Promissory Note dated August 15, 2003 by and between AESP, Inc. and Commercebank, N.A.(15)
10.25	Account Transfer and Purchase Agreement signed October 31, 2003 by and between AESP, Inc. and KBK Financial, Inc. (16)
10.26	Limited Guaranty signed October 30, 2003 by Slav Stein, President and Chief Executive Officer and Roman Briskin, Executive Vice President. (16)
10.27	Sixth Amendment to Loan Agreement by and between AESP, Inc. and Commercebank, N.A. dated October 31, 2003. (16)
10.28	Renewal Promissory Note dated October 31, 2003 by and between AESP, Inc. and Commercebank, N.A.(16)
10.29	Intercreditor Agreement dated October 31, 2003 by and between KBK Financial, Inc. and Commercebank N.A. (16)
10.30	License Agreement dated December 31, 2003 by and between AESP, Inc. and Daidone-Steffens LLC. (18)
10.31	2003 Stock Option Plan. (17)
10.32	Loan Agreement, dated April 27, 2004, between Bendes Investment Ltd., AESP, Inc., Slav Stein and Roman Briskin. (19)
10.33	Secured Promissory Note made by AESP, Inc. on April 27, 2004 in favor of Bendes Investment Ltd. (19)
10.34	Security Agreement, dated April 27, 2004, between AESP, Inc. and Bendes Investment Ltd. (19)
10.35	Guartanty, dated April 27, 2004, between Bendes Investment Ltd., AESP, Inc., Slav Stein and Roman Briskin. (19)
10.36	Intercreditor Agreement between Bendes Investment Ltd. and Marquette Commercial Finance, Inc. (f/k/a KBK Financial, Inc.). (19)
10.37	Agreement – Regarding the Transfer of Parts of Undertaking (i.e. the Sales Business) from Lanse AESP AS to 3-Play AS, dated July 16, 2004. (20)
10.38	Share Purchase Agreement relating to all shares representing the total share capital of Jotec AESP AS, dated August 25, 2004. (20)
10.39
Sale and purchase Agreement by and between AESP, Inc. and Intronics Barneveld B.V. in respect of the shares in Advanced Electronic Support Products Computertillbehor I Sweden AB, dated October 14, 2004. (20)

10.40	Promissory Note executed by AESP, Inc. on November 22, 2004, in favor of Chao Jui Hsia. (21)
10.41	Agreement on Transfer of Ownership Interest concluded between Apron s.r.o. and AESP, Inc. dated March 4, 2005. *
10.42	Assumption of Guarantee for Payment of Consideration for the Transfer of Ownership Interest between Ing. Ivo Kravacek and AESP, Inc. dated March 4, 2005. *
10.43	Termination Agreement dated March 31, 2005, between Slav Stein and the Company. *
10.44	Termination Agreement dated March 31, 2005, between Roman Briskin and the Company. *

Exhibit
Number	Description
10.45	First Amendment to Account Transfer and Purchase Agreement dated March 23, 2004 between Marquette Commercial Finance, Inc. (formerly KBK Financial, Inc.) and the Company. *
10.46	Second Amendment to Account Transfer and Purchase Agreement dated April 21, 2004 between Marquette Commercial Finance, Inc. (formerly KBK Financial, Inc.) and the Company. *
10.47	Third Amendment to Account Transfer and Purchase Agreement dated August 12, 2004 between Marquette Commercial Finance, Inc. (formerly KBK Financial, Inc.) and the Company. *
10.48	Fourth Amendment to Account Transfer and Purchase Agreement dated March 30, 2005 between Marquette Commercial Finance, Inc. (formerly KBK Financial, Inc.) and the Company. *
10.49	First Amendment to Loan Agreement and Note, Waiver and Consent Dated April 28, 2005 between Bendes Investment Ltd., AESP, Inc., Slav Stein and Roman Briskin. *
10.50	Termination Agreement, dated May 3, 2005, between Daidone-Steffens, LLC and the Company. *
10.51	Termination Agreement, dated December 30, 2004, between the Company, Yuri Burshtein and AESP Ukraine. *
21	List of Subsidiaries. *
23	Consent of BDO Seidman, LLP*
31.1	Certification of Slav Stein, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of John Wilkens, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Slav Stein, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of John Wilkens, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form 8-A (SEC File No. 000-21889) filed with the SEC on December 18, 1996.

(2)	Incorporated by reference to our Registration Statement on Form SB-2, and amendments thereto (SEC File No. 333-15967), declared effective February 13, 1997.

(3)	Reserved

(4)	Reserved

(5)	Reserved

(6)	Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.

(7)	Incorporated by reference from the Company’s definitive proxy statement, dated September 10, 1999.

(8)	Incorporated by reference to our Current Report on Form 8-K filed July 10, 2000.

(9)	Incorporated by reference to our Registration Statement on Form SB-2 (SEC File No. 333-48944) filed with the SEC on October 30, 2000.

(10)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2000.

(11)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.

(12)	Incorporated by reference to our Current Report on Form 8-K filed September 7, 2001.

(13)	Incorporated by reference to our Current Report on Form 8-K filed January 27, 2003.

(14)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.

(15)	Incorporated by reference to our Current Report on Form 8-K filed August 18, 2003.

(16)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(17)	Incorporated by reference from our definitive proxy statement dated June 26, 2003.

(18)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.

(19)	Incorporated by reference to our Current Report on Form 8-K filed April 27, 2004.

(20)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(21)	Incorporated by reference to our Current Report on Form 8-K filed December 21, 2004.

(b)	Reports on Form 8-K

The Company filed a Form 8-K on November 17, 2004, to report that it issued a press release announcing its financial results for the three months ended September 30, 2004.

The Company filed a Form 8-K on December 21, 2004, to report that it signed a promissory note in favor of Chao Jui Hsia on November 22, 2004.

The Company filed a Form 8-K on December 23, 2004, to report that the Audit Committee of its Board of Directors approved a change in its independent accountants.

The Company filed a Form 8-K on April 8, 2005, to report the termination of employment agreements between the Company and Slav Stein and Roman Briskin and to report the issuance of a press release announcing the Company’s intent to voluntarily deregister its common stock.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AESP, INC.

By:	/s/ SLAV STEIN

Slav Stein, President and Chief Executive Officer

Date: May 10, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SLAV STEIN Slav Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	May 10, 2005

/s/ ROMAN BRISKIN Roman Briskin	Executive Vice President, Secretary and Director	May 10, 2005

/s/ TERRENCE R. DAIDONE Terrence R. Daidone	Director	May 10, 2005

/s/ WILLIAM B. COLDRICK William B. Coldrick	Director	May 10, 2005

/s/ LEONARD SOKOLOW Leonard Sokolow	Director	May 10, 2005

/s/ JOHN F. WILKENS John F. Wilkens	Chief Financial Officer (Principal Financial and Accounting Officer)	May 10, 2005

AESP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
AESP, Inc.
North Miami, Florida

     We have audited the accompanying consolidated balance sheet of AESP, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AESP, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, has a working capital deficit, failed to maintain compliance with the financial covenants of its financing arrangements and the Company’s financing arrangements mature during 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     We have also audited the financial statement schedule listed in the accompanying index for the year ended December 31, 2004. In our opinion, the schedule presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2004.

RACHLIN COHEN & HOLTZ LLP

Miami, Florida
May 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AESP, Inc.
North Miami, Florida

     We have audited the accompanying consolidated balance sheet of AESP, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2003. We have also audited the financial statement schedule listed in the accompanying index for each of the two years in the period ended December 31, 2003. These financial statements and the accompanying schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AESP, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

     Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended December 31, 2003.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, has a working capital deficit, failed to maintain compliance with the financial covenants of its financing arrangements and the Company’s lines of credit with financial institutions mature during 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

     As discussed in Note 2 to the consolidated financial statements, the accompanying 2002 and 2003 financial statements have been restated for the reporting of discontinued operations.

BDO SEIDMAN, LLP

Miami, Florida
March 23, 2004 (March 28, 2005 as to Note 2)

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 31, 2004	December 31, 2003
ASSETS

CURRENT ASSETS:
Cash	$256	$1,082
Accounts receivable, net of allowance for doubtful accounts of $106 and $65 at December 31, 2004 and 2003, respectively	261	469
Due from factor	157	265
Inventories	1,752	3,028
Due from employees	—	2
Prepaid expenses and other current assets	45	67
Current assets of discontinued operations	3,910	5,994

Total current assets	6,381	10,907
Property and equipment, net	119	152
Assets of business transferred under contractual arrangement	—	240
Non-current assets of discontinued operations	727	1,529

	$7,227	$12,828

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$—	$631
Accounts payable	2,404	4,111
Accrued expenses	215	148
Accrued salaries and benefits	134	192
Customer deposits and other	218	430
Notes payable	2,124	—
Current liabilities of discontinued operations	3,251	5,412

Total current liabilities	8,346	10,924

Non-current liabilities of discontinued operations	126	71

Total liabilities	8,472	10,995

Commitments and contingencies

SHAREHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $.001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 20,000 shares authorized, 6,144 shares issued and outstanding at December 31, 2004 and 2003	6	6
Paid-in capital	13,546	13,546
(Deficit)	(15,285)	(11,664)
Accumulated other comprehensive income (loss)	488	(55)

Total shareholders’ equity (deficiency)	(1,245)	1,833

	$7,227	$12,828

SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Years ended December 31,	2004	2003	2002
NET SALES	$15,755	$15,706	$14,069

OPERATING EXPENSES:
Cost of sales, including provision for inventory obsolescence of $366 in 2004, $0 in 2003 and $161 in 2002	12,156	11,166	10,230
Selling, general and administrative	4,767	5,314	5,423

Total operating expenses	16,923	16,480	15,653

(LOSS) FROM OPERATIONS	(1,168)	(774)	(1,584)

OTHER INCOME (EXPENSE):
Interest expense	(272)	(152)	(107)
Interest income	—	5	16
Impairment of note receivable	(222)	(381)	—
Other	9	44	48

(Loss) from continuing operations before income taxes	(1,653)	(1,258)	(1,627)

(Benefit) provision for income taxes	—	—	—

(Loss) from continuing operations	(1,653)	(1,258)	(1,627)
(Loss) from discontinued operations, net of tax	(811)	(1,419)	(664)

(Loss) on disposal of discontinued operations, net of tax	(1,157)	—	—

Net (loss)	(3,621)	(2,677)	(2,291)
Preferred stock dividends	—	(12)	—

Net (loss) applicable to common shareholders	(3,621)	$(2,689)	$(2,291)

Basic and diluted loss per common share:
(Loss) from continuing operations	(.27)	$(.21)	$(.35)
(Loss) from discontinued operations, net of tax	(.13)	(.24)	(.14)
(Loss) on disposal of discontinued operations, net of tax	(.19)	—	—

	$(.59)	$(.45)	$(.49)

Weighted average shares, basic and diluted	6,144	5,947	4,686

SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

(IN THOUSANDS)

	Preferred	Stock	Common	Stock				Accumulated	Compre-	Total
					Additional		Defer-	Other	hensive	Shareholders’
	Shares	Par	Shares	Par	Paid-in		red	Comprehensive	Income	Equity
	Outstand.	Value	Outstand.	Value	Capital	(Deficit)	Comp.	Income (Loss)	(Loss)	(Deficiency)

Balance at December 31, 2001	—	$—	4,407	$4	$12,198	$(6,684)	$—	$(489)		$5,029
Issue common stock, net (Note 12)	—	—	1,187	1	941	—	—	—	—	942
Issue common stock in connection with conversion of debt (Note 12)	—	—	190	1	151	—	—	—	—	152
Issue common stock in exchange for services (Note 12)	—	—	200	—	176	—	(93)	—	—	83
Other comprehensive income (loss):
Unrealized gain on investment in marketable equity securities, net of tax	—	—	—	—	—	—	—	(86)	(86)	(86)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	266	266	266
Net loss	—	—	—	—	—	(2,291)	—	—	(2,291)	(2,291)

									(2,111)

Balance at December 31, 2002	—	—	5,984	6	13,466	(8,975)	(93)	(309)		4,095

Conversion of common stock (Note 12)	230	—	(230)	—	—	—	—	—	—	—
Conversion of preferred stock (Note 12)	(230)	—	230	—	—	—	—	—	—	—
Issue common stock, net	—	—	60	—	—	—	—	—	—	—
Issue common stock in exchange for services (Notes 11 and 13)	—	—	100	—	80	—	—	—	—	80
Amortization of deferred compensation	—	—	—	—	—	—	93	—	—	93
Preferred dividends	—	—	—	—	—	(12)	—	—	—	(12)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	254	254	254
Net loss	—	—	—	—	—	(2,677)	—	—	(2,677)	(2,677)

									(2,423)

Balance at December 31, 2003	—	—	6,144	6	13,546	(11,664)	—	(55)		1,833

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	543	543	543
Net loss	—	—	—	—	—	(3,621)	—	—	(3,621)	(3,621)

									(3,078)

Balance at December 31, 2004	—	$—	6,144	$6	$13,546	$(15,285)	$—	$488		$(1,245)

SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

Years ended December 31,	2004	2003	2002
OPERATING ACTIVITIES:
Net (loss)	$(3,621)	$(2,677)	$(2,291)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Provision, net of losses on accounts receivable	—	6	5
Loss from discontinued operations	811	1,419	664
Loss on disposal of discontinued operations	1,157	—	—
Depreciation and amortization	94	67	94
Gain on sale of securities	—	(39)	—
Provision for impairment of note receivable from sale of Ukrainian subsidiary	222	381	—
Provision for inventory obsolescence	366	—	161
Equity instruments issued in exchange for services	—	80	83
Amortization of deferred compensation	—	93	—
(Increase) decrease in:
Accounts receivable	208	1,295	(249)
Due from factor	108	(265)	—
Inventories	911	(574)	163
Prepaid expenses and other current assets	30	2	13
Other assets	—	(281)	98
Increase (decrease) in:
Accounts payable and accrued expenses	(294)	1,379	(513)
Customer deposits and other	(212)	(26)	290

Net cash provided by (used in) operating activities of continuing operations	(220)	860	(1,482)

Net cash provided by (used in) operating activities of discontinued operations	(117)	(411)	328

INVESTING ACTIVITIES:
Additions to property and equipment	(62)	(69)	(37)
Proceeds from sale of investments	—	168	78
Collections of (loans to) employees	2	(2)	—
Collections on note receivable from sale of Ukrainian subsidiary	18	60	50

Net cash provided by (used in) investing activities of continuing operations	(42)	157	91

Net cash (used in) investing activities of discontinued operations	(190)	(89)	(252)

FINANCING ACTIVITIES:
Net proceeds from (payments on) lines of credit	—	(1,262)	326
Payment of preferred stock dividend	—	(12)	—
Proceeds from the sale of stock, net	—	—	942

Net cash provided by (used in) financing activities of continuing operations	—	(1,274)	1,268

Net cash provided by (used in) financing activities of discontinued operations	(496)	677	(237)

Net (decrease) in cash	(1,065)	(80)	(284)
Effect of exchange rate changes on cash of discontinued operations	239	(64)	184
Cash, at beginning of period	1,082	1,226	1,326

Cash, at end of period	$256	$1,082	$1,226

SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

Years ended December 31,	2004	2003	2002
Supplemental information:
Cash paid for:
Interest	$272	$153	$107
Taxes	—	—	—

Non-cash transactions:
Conversion of line of credit and accounts payable to term loans	2,124	—	—
Conversion of common stock to preferred stock	—	230	—
Conversion of preferred stock to common stock	—	230	—
Conversion of debt to equity	—	—	152

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

SUBSIDIARIES AND BASIS OF PRESENTATION

AESP and its subsidiaries are based in the United States. Until recently, AESP subsidiaries also operated in Germany, Sweden, the Czech Republic and Norway. The operations in Germany, Sweden and Norway were sold or discontinued in 2004 and the operations in the Czech Republic were sold in March 2005. Accordingly, the operations related to these subsidiaries have been classified as discontinued operations in the accompanying Consolidated Financial Statements. The functional and reporting currency for statutory purposes is the United States Dollar, European Union Euro, Czech Koruny, Norwegian Krone and Swedish Krona. The foreign financial statements have been translated to United States Dollars (U.S. $) using a methodology consistent with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”. Assets and liabilities are translated to U.S. dollars at the rate prevailing on the balance sheet date and the statements of operations have been translated from the functional currency to U.S. dollars using an average exchange rate for the applicable period. Results of this translation process are accumulated as a separate component of shareholders’ equity.

RECLASSIFICATIONS

Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 presentation.

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

AESP, INC. AND SUBSIDIARIES
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

allowance. Based on the available information, the Company believes that its allowance for doubtful accounts is adequate. However, actual write-offs might exceed the recorded allowance.

INVENTORIES

Inventories consist of finished goods available for sale and are stated at the lower of cost or market using the first-in, first-out method.

During the years ended December 31, 2004, 2003 and 2002, the Company recorded provisions for inventory obsolescence for certain specific inventory items to reduce the items to their estimated realizable value in the following amounts (in thousands):

	2004	2003	2002

U.S.	$366	$—	$161

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

The Company’s aggregate product warranty provision and changes in the associated liability during the three year period ended December 31, 2004 are nominal.

The Company includes shipping and handling fees billed to customers as revenues. Costs of sales include outbound freight and preparing customers’ orders for shipment. Included in net sales in the accompanying consolidated statements of operations for the years ended December 31, 2004, 2003, and 2002 are shipping and handling fees of $361,000, $468,000, and $394,000, respectively.

ADVERTISING COSTS

Advertising costs incurred amounted to $336,000, $366,000 and $494,000 for the three years ended December 31, 2004, 2003 and 2002, respectively. The Company expenses advertising costs as incurred.

AESP, INC. AND SUBSIDIARIES
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES

The Company is subject to taxation in the United States, Germany, the Czech Republic and Norway and, accordingly, calculates and reports the tax charges in accordance with applicable statutory regulations. For the purpose of these financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” for all periods presented. Under the asset and liability method of SFAS 109, deferred taxes are recognized for differences between financial statement and income tax bases of assets and liabilities. The Company does not expect to repatriate earnings from its foreign subsidiaries. Accordingly, during 2004, 2003 and 2002, the Company did not provide for deferred taxes on unremitted foreign earnings.

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

AESP, INC. AND SUBSIDIARIES
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

YEAR ENDED DECEMBER 31,	2004	2003	2002
Net (loss) available to common shareholders as reported	$(3,621)	$(2,689)	$(2,291)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(315)	(276)	(443)

Pro forma (loss)	$(3,936)	$(2,965)	$(2,734)

Basic (loss) per share as reported	$(.59)	$(.45)	$(.49)

Basic (loss) per share – pro forma	$(.64)	$(.50)	$(.58)

Diluted (loss) per share as reported	$(.59)	$(.45)	$(.49)

Diluted (loss) per share – pro forma	$(.64)	$(.50)	$(.58)

SFAS 123 requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company’s employee stock options had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004; no dividend yield percent; expected volatility of 65.0%; weighted average risk-free interest rates of approximately 4.75%; and an expected life of 10 years. The following assumptions were used for grants in 2003; no dividend yield percent; expected volatility of 112.0%; weighted average risk-free interest rates of approximately 4.75%; and expected lives of 10 years. The following assumptions were used for grants in 2002: no dividend yield percent; expected volatility of 115.0%; weighted average risk-free interest rates of approximately 4.8%, and expected lives from 5 to 9 years.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment in accordance with the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123®, “Share-Based Payment,” a revision of SFAS Statement No. 123 that will significantly change the accounting for employee stock options and other equity-based compensation. The standard requires companies to expense the fair value of stock options on the grant date and is effective for interim or annual periods beginning after June 15, 2005. In accordance with the revised statements, the Company will be required to recognize the expense attributable to stock options granted or vested subsequent to July 1, 2005. The Company is currently assessing the potential impact of SFAS No. 123 upon the financial statements of the Company.

In November 2004, the Financial Standards Board issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe that the adoption of SFAS No. 151 will have a material impact upon the financial statements of the Company.

AESP, INC. AND SUBSIDIARIES
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In December 2004, the Financial Standards Board issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends Opinion 29 to eliminate the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance—that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of SFAS No. 153 will have a material impact upon the financial statements of the Company.

AESP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GOING CONCERN

The Company has experienced net losses and diminishing working capital for each of the years ended December 31, 2004, 2003 and 2002. As of December 31, 2004, the Company had a working capital deficit of $1,965,000. The Company is dependent upon generating sufficient cash flow from operations or financings to repay its liabilities.

On April 27, 2004, the Company paid in full the remaining balance of $631,000 under its U.S. based Bank line of credit agreement through the proceeds received under a term loan agreement with Bendes Investment Ltd. (“Bendes”). The Bendes loan is collateralized by all of the Company’s U.S. assets, except accounts receivable sold under the Marquette agreement discussed below, and is also guaranteed by the Company’s principal shareholders. On November 22, 2004, the Company signed a promissory note in the amount of $1,493,400 with Chao Jui Hsia (“Chao”), who owns the unaffiliated trading company in Taiwan that acts as the Company’s liaison with its Far East suppliers. The note is in exchange for payments made on the Company’s behalf by Ms. Chao on the Company’s trade accounts payable with certain of its Far East suppliers. The Chao loan is collateralized by a second position in certain of the assets securing the Bendes loan. Under the terms of the agreements, the Company is required to comply with certain affirmative and negative covenants. As of December 31, 2004, $631,000 was outstanding under the Bendes loan and $1,493,400 was outstanding under the Chao loan. The Bendes loan matures and is payable in full on October 27, 2005 and the Chao loan matures and is payable in full on December 31, 2005. On April 28, 2005, the Company signed the First Amendment to the Bendes loan, which extended the maturity date to October 27, 2005, waived a violation of one of the negative covenants contained in the loan agreement and consented to the Chao loan. If the Bendes and Chao loans are not extended or paid in full at maturity and either lender seeks to foreclose on the assets securing the borrowings, it would have a material and adverse effect on the Company’s business.

On October 31, 2003, the Company entered into an account transfer and purchase agreement with Marquette Commercial Finance, Inc. (formerly KBK Financial, Inc.) (“Marquette”). Marquette advances funds to the Company at a rate of 82.5% of the invoice amount purchased by Marquette. All of the Company’s invoices to U.S. customers are available for sale under this agreement and may be offered to Marquette on a daily basis, subject to a $2,000,000 funding limit. Marquette can accept or reject offered invoices and is not obligated to purchase any invoices. The Marquette agreement expires in October 2005, subject to cancellation by either party upon 30 days notice. Financial covenants under the Marquette agreement require the Company’s U.S. operations to meet a minimum current ratio and tangible net worth. As of December 31, 2004, the Company was not in compliance with the current ratio and tangible net worth covenants under the Marquette agreement. However, Marquette has waived compliance with these financial covenants as of December 31, 2004.

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Company may not meet its financial covenants in future periods unless its results of operations substantially improve. As of December 31, 2004, Marquette had purchased invoices totaling $871,000.

The Company’s Czech Republic subsidiary, Intelek, has two lines of credit available for its operations. At December 31, 2004, an aggregate of $922,000 was outstanding under these lines of credit and $19,000 was available for borrowing under these agreements. This amount is included in Current liabilities of discontinued operations in the accompanying Consolidated Balance Sheets. Intelek was sold in March 2005. See Note 2 of Notes to Consolidated Financial Statements. The new buyer of Intelek assumed responsibility for these lines of credit.

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

Assuming that it is successful in extending the maturity dates of the Bendes loan and the Chao loan, and assuming the Marquette factoring arrangement remains available after its maturity in October 2005, of which there can be no assurance, the Company believes that internally generated cash flow from operations combined with funds available under the Marquette agreement, will be sufficient to meet its financial obligations for the next twelve months. Additionally, the Company’s plans for 2005 and beyond include a gradual increase in sales, reductions in inventories, and continuing cost reductions, all designed to enhance cash flow from operations and liquidity. However, the Company is continuing to incur losses and can offer no assurance as to when and if it will return to profitability. If available, the Company may sell additional debt or equity securities in order to meet current and future working capital requirements, or the Company may agree to convert debt into equity. There can be no assurance, however, that such debt or equity financing would be available to the Company on favorable terms or at all. If the Company is unable to generate sufficient cash flow from operations or in some other fashion, its operations and financial position will be materially and adversely affected.

The Company’s recurring losses, working capital deficit, failure to maintain compliance with the financial covenants of its financing arrangements and maturity during 2005 of its term loans raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. DISCONTINUED OPERATIONS

In 2004, the Company made a strategic decision to fundamentally change its method of doing business in Europe. In light of continuing losses incurred by its European subsidiaries, the Company decided to exit its ownership positions by disposing of these operations, either through a sale or a winddown of operations. Going forward, it is the Company’s intention to sign exclusive and non-exclusive distributor agreements with qualified European distributors to sell its Signamax branded products. To date, the Company has signed several such agreements and is currently negotiating with additional distributor prospects.

In May 2004, the management of Lanse AS, one of the Company’s Norwegian subsidiaries, informed the Company that they intended to terminate their employment relationship with Lanse. Thereafter, these managers and the Company entered into negotiations to sell Lanse to these managers. These negotiations were concluded in July 2004 when Lanse signed an agreement to sell certain of its assets to a company jointly owned by the former managers of Lanse and several of Lanse’s major vendors. The assets sold were (1) a majority of Lanse’s inventory, with an original cost of approximately $157,000, sold at cost with the proceeds required to be used to retire current accounts payable due to the vendors and (2) the ownership of certain trade names sold for $237,000, payable $145,000 at closing in the form of additional credits from the vendors, $48,000 in cash due in one year and the remainder, $44,000 in cash due in two years. The Company is currently winding down the operations of Lanse, primarily through collection of accounts receivable and payment of remaining liabilities.

In July 2004, the Company determined that its German subsidiary, AESP GmbH, which has recorded losses from operations for the last three years, most likely met the criteria for insolvency under German law. In response, an attorney designated by the German government met with the management of AESP GmbH and reviewed its financial position, specifically to assess its ability to pay bills when due and the level of shareholders’ equity. On September 1, 2004, the German court adjudged AESP GmbH to be insolvent and at that point, control of the assets and liabilities of AESP GmbH passed from the Company to the attorney, acting on behalf of the German government. As such, the Company has ceased consolidating AESP GmbH subsequent to August 31, 2004, due to the Company no longer controlling the entity. In conjuction with this insolvency, the Company has recorded approximately $260,000 in accrued costs relating to payments expected to be made to certain creditors and administrators. While the amount accrued is currently expected to be sufficient to allow the Company to settle all outstanding claims (based on all currently available information), the claims process is still ongoing and there can be no assurance that the final amount due and owing will not be higher.

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

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2004, the Company signed an agreement to sell 100% of the outstanding common stock in its Swedish subsidiary, AESP Sweden, for a nominal sum. In connection with this sale, the Company was relieved of any liability under AESP Sweden’s bank line of credit. As a condition to the sale, the Company will not collect approximately $130,000 in accounts receivable that AESP Sweden owed Jotec, which when paid by AESP Sweden, was to be transferred to the Company by the new owners of Jotec.

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

In March 2005, the Company completed negotiations that had begun in December 2004 by signing an agreement to sell 100% of the outstanding common stock of its final European subsidiary, Intelek in the Czech Republic. The stock was sold to a company controlled by the former owner of Intelek, who served as its managing director since its acquisition in 2001. The stock was sold for $940,000. The initial payment of $400,000 was paid on March 23, 2005 and the balance is due in eleven quarterly installments commencing July 1, 2005. In connection with this transaction, the Company has recognized approximately $150,000 in losses on disposal.

As a result of these transactions, the Company has reflected the operating results of Lanse, AESP GmbH, Jotec, AESP Sweden, Signamax GmbH and Intelek as well as the estimated losses on disposal, as discontinued operations in the Consolidated Financial Statements for all periods presented, which results in a restatement of the Consolidated Balance Sheet as of December 31, 2003 and the related Consolidated Statements of Operations and Cash Flows for each of the two years in the period ended December 31, 2003. These operations comprise the entire operating/geographic segment known as Western Europe, resulting in the Company’s continuing operations to consist of one operating/geographic segment, the United States. Results of these discontinued operations, as presented in the accompanying Consolidated Statements of Operations, are as follows (in thousands):

		Years Ended
	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002
Net sales	$13,627	$16,213	$15,595
(Loss) from operations, net of tax	$(811)	$(1,419)	$(664)
(Loss) on disposal, net of tax	$(1,157)	—	—

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The remaining assets and liabilities of discontinued operations, as presented in the accompanying Consolidated Balance Sheets, are as follows (in thousands):

	December 31, 2004	December 31, 2003

Accounts receivable, net	$1,780	$3,112
Inventories	1,720	2,672
Due from employees	121	19
Prepaid expenses and other current assets	289	191

Current assets	$3,910	$5,994

Property and equipment, net	$243	$383
Goodwill	109	643
Other assets	375	503

Non-current assets	$727	$1,529

Lines of credit	$923	$1,257
Accounts payable	1,761	2,477
Accrued expenses	299	519
Accrued salaries and benefits	68	511
Income taxes payable	—	38
Customer deposits and other	118	565
Current portion of long-term debt	82	45

Current liabilities	$3,251	$5,412

Long term debt	$126	$71

Non-current liabilities	$126	$71

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

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Based on projected future cash flows of each of the Company’s reporting units and a comparison to each reporting unit’s carrying amount as of January 1, 2002, the Company did not record any goodwill impairment. In addition, the Company performed its required annual impairment test of goodwill as of December 31, 2003 and 2002 and did not record any goodwill impairment. However, in 2004 in connection with the sale of certain assets of Lanse and the sale of the common stock of Intelek, the Company recorded a writedown of the goodwill associated with the prior acquisition of these entities. The writedown totaled $534,000, with a balance remaining at December 31, 2004 of $109,000, relating to the acquisition of Intelek. This remaining balance is included in non-current assets of discontinued operations at December 31, 2004 in the accompanying Consolidated Balance Sheets.

Prior to adoption of SFAS No. 142, the Company amortized goodwill on a straight-line basis over periods ranging from 7-15 years.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

DECEMBER 31,	2004	2003
Leasehold improvements	176	308
Office equipment	161	433
Machinery and equipment	138	238
Furniture and fixtures	61	75
Vehicles	38	67

	574	1,121
Less: accumulated depreciation and amortization	455	969

	$119	$152

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LINES OF CREDIT AND LONG TERM DEBT

Lines of credit and long term debt are comprised of the following (dollar amounts in thousands):

	2004	2003
Prime + 7% (11.00% at December 31, 2003) line of credit with a U.S. financial institution in the amount of $631 at December 31, 2003, collateralized by all U.S. assets except certain accounts receivable; guaranteed by the Company’s principal shareholders, paid in full April 27, 2004	$—	$631

Variable rate, prime rate + 8%, (13.25% at December 31, 2004) term loan, due October 27, 2005, collateralized by all U.S. assets except certain accounts receivable, guaranteed by the Company’s principal shareholders	631	—

6% fixed rate term loan, due December 31, 2004, collateralized by a second position in certain U.S. assets	1,493	—

	$2,124	$631

On October 31, 2003, the Company signed two agreements, one an amendment with its U.S. financial institution (“Bank”) to extend the maturity date on its $1.9 million U.S. based line of credit to April 20, 2004, and an account transfer and purchase agreement with Marquette Commercial Finance, Inc. (formerly KBK Financial, Inc.) (“Marquette”). The initial and a subsequent funding from Marquette was used to fund a permanent reduction in the Company’s line of credit with the Bank. The initial funding under the Marquette agreement was $1,220,000, with $70,000 utilized to cover closing expenses and $1,150,000 applied to the Bank’s line of credit. An additional payment of $100,000 from proceeds of the Marquette agreement was made in December 2003, to permanently reduce the available balance under the Bank’s line of credit to $631,000 (which was due and payable on April 20, 2004). This balance was paid in full on April 27, 2004 through the proceeds received by the Company under a term loan agreement with Bendes Investment Ltd. (“Bendes”). On November 22, 2004, the Company signed a promissory term note in the amount of $1,493,400 with Chao Jui Hsia (“Chao”), who owns the unaffiliated trading company in Taiwan that acts as the Company’s liaison with its Far East suppliers. The note is in exchange for payments made on the Company’s behalf by Ms. Chao on the Company’s trade accounts payable with certain of its Far East suppliers. Borrowings from Bendes and Chao are secured by first and second liens on certain of the Company’s U.S. assets. The Bendes loan is also guaranteed by the Company’s principal shareholders. The Marquette factoring agreement is guaranteed, on a limited basis, with respect to matters related to the existence and validity of purchased receivables, by the Company’s principal shareholders. Under the terms of the agreements, the Company is required to comply with certain affirmative and negative covenants and to maintain certain financial benchmarks and ratios during future periods. At December 31, 2004, we were in violation of the negative covenant regarding prohibition on additional

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

indebtedness under the Bendes note, as it related to the Chao note signed in November 2004. In April 2005, in conjunction with the First Amendment under the Bendes note, Bendes waived the covenant violation and consented to the Chao note. As of December 31, 2004, the Company was not in compliance with the current ratio and tangible net worth covenants under the Marquette factoring agreement. However, Marquette has waived compliance with the financial covenants as of December 31, 2004. Additionally, the Company may not meet its financial covenants in future periods unless its results of operations substantially improve.

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

In connection with the Marquette agreement, the Company expensed a $40,000 cash fee and the $80,000 market value of the 100,000 shares of its common stock issued to Newbridge Securities for services in connection with that transaction in 2003.

The Company will likely not meet its financial covenants in future periods unless its results of operations substantially improve. While there can be no assurance, the Company expects that its lenders will continue to waive covenant violations during future periods. Bendes and Chao have not advised the Company at this time if they will extend the term loans and the failure to obtain extensions could be material and adverse to the Company’s financial position. The Company believes that assuming the Bendes and Chao notes are extended, its internally generated cash flow from operations, combined with funds available under the Marquette agreement, will be sufficient to fund current operations for the next twelve months. If available, the Company may also sell debt or equity securities in order to meet current and future working capital requirements (including amounts due on the outstanding debt with Bendes and Chao), or the Company may agree to convert debt into equity. If the Company is unable to generate sufficient cash flow from operations or in some other fashion, or reduce expenses, its operations will be materially and adversely affected.

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. OPERATING SEGMENTS

Prior to 2004, the Company’s operations, consisting primarily of sales of computer networking products, were handled by each of its subsidiaries operating in their respective countries. Accordingly, management operated its business based on a geographic basis, whereby sales and related data were attributed to the AESP entity that generated such revenues. Due to the disposal of all of the Company’s subsidiaries in Europe (which comprised one of the Company’s two reportable segments, Western Europe), the Company currently operates one reportable segment and one geographic area, the United States.

6. MAJOR CUSTOMERS/SUPPLIERS

Foreign sales from continuing operations for the years ended December 31, 2004, 2003 and 2002 approximated 34%, 28% and 23%, respectively, of consolidated revenues.

Sales by the Company to its exclusive distributor in Russia, AESP-Russia, amounted to approximately 28% of net sales for 2004, 24% of net sales for 2003 and 20% of net sales for 2002. No other customers accounted for greater than 10% of consolidated revenues during the years ended December 31, 2004, 2003 and 2002.

For the years ended December 31, 2004, 2003 and 2002, the following suppliers accounted for greater than 10% of consolidated cost of sales:

	2004	2003	2002

Czech Republic – electrical cabinets	17.0%	11.0%	—

Taiwan – Signamax products	10.5%	11.3%	—

Taiwan – Signamax products	—	15.3%	14.5%

7. RELATED PARTY TRANSACTIONS

In 2001, the Company settled a contractual dispute with Focus Enhancements, Inc. (Focus) and received 150,000 shares of Focus common stock, recorded upon receipt at an estimated market/cost of $153,000. During the year ended December 31, 2002, the Company sold an aggregate of 54,000 shares, realizing proceeds of $78,000 and recording a realized gain of $23,000. Unrealized subsequent appreciation in market value amounted to $31,000 at December 31, 2002. During the year ended December 31, 2003, the Company sold its remaining 96,000 shares, realizing proceeds of $168,000 and recording a realized gain of $39,000. A member of the Company’s Board of Directors is also a director of Focus.

In December 2003, the Company entered into a license agreement with an entity affiliated with one of its directors. The license permitted the Company to use battery restoration technology being developed to revitalize used cell phone batteries and other battery products and market the restored batteries exclusively in the southeastern United States and on a non-exclusive basis worldwide.

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To date, the licensor has been unable to develop its technology to a point where it is commercially feasible. As a result, both parties agreed to terminate this license agreement, with a termination agreement signed on May 3, 2005. No upfront fees were paid with respect to this license. Further, a ten year option to the licensor to purchase 300,000 shares of our common stock at an exercise price of $.90 (vesting 100,000 shares once a production line was in place and thereafter ratably over a four-year period) has been cancelled.

In accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” the value of the options was to be determined on the measurement date, which is the earlier of the commitment date or the date at which the counterparty’s performance is complete, neither of which occurred prior to the termination date, therefore no charge was recorded by the Company for the value of the options.

8. FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including accounts receivable, due from factor, accounts payable and debt approximated fair value due to the relatively short maturity, the interest rate and other terms, and the variable interest rate based on the prime rate for most of the debt.

9. COMMITMENTS AND CONTINGENCIES

The Company has employment agreements, expiring in February 2006, with its two principal shareholders which include minimum annual individual compensation for 2005 of $331,000 (voluntarily reduced to a current salary of $198,000 for 2005) plus performance bonuses. The agreements provide for annual increases, as defined. In the event of a change in control of the Company (as defined) the shareholders may terminate their employment with the Company for a lump sum payment of $750,000 to each. In addition, the Company provides them with an automobile allowance. Subsequent to December 31, 2004, these employment agreements were terminated.

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company rents office and warehouse space and certain office equipment under non-cancelable leases. The minimum future rental commitment for leases in effect at December 31, 2004, including leases to related parties, approximates the following (in thousands):

Years Ending December 31,
2005	$86
2006	36
2007	29
2008	21
2009	4
Thereafter	—

$176

The Company leases, on a month-by-month basis, office and warehouse space from an entity owned by the principal shareholders of the Company at $7,800 per month.

Rent expense in 2004, 2003 and 2002 aggregated approximately $148,000, $153,000 and $165,000, respectively, including $93,600, $93,600 and $93,600 for the years 2004, 2003 and 2002, respectively, paid to related parties.

10. EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan for its U.S. employees established pursuant to Section 401(k) of the Internal Revenue Code. Employees contribute to the plan a percentage of their salaries, subject to certain dollar limitations and the Company matches a portion of the employees’ contributions. The Company’s contributions to the plan for the years ended December 31, 2004, 2003 and 2002 aggregated $0, $17,000 and $29,000, respectively.

11. INCOME TAXES

Due to losses incurred and a valuation allowance recorded, no (benefit) provision for income taxes has been recorded on continuing operations for the years ended December 31, 2004, 2003 and 2002.

The Company has invested the undistributed earnings of its foreign subsidiaries in their respective countries. Accordingly, no provision for United States income taxes on undistributed earnings is required. Upon distribution of earnings in the form of dividends or otherwise, the Company could be subject to U.S. income taxes (subject to adjustment for foreign tax credits, if any), state income taxes and withholding taxes payable to various foreign countries. Determination of the amount is not practible because of the complexities associated with this hypothetical calculation.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The American Jobs Creation Act of 2004( the “Act”) provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated as defined in the Act. FASB Statement No. 109,”Accounting for Income Taxes,” requires adjustments of deferred

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tax liabilities and assets for the effects of a change in tax laws or rates in the period that includes the enactment date. FSP No. 109-2 provides an exception to allow an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109.

The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Act. The Company will reflect the effects of the Act, if any, in 2005, as part of the income tax expense in the period action is taken. The Company does, however, based upon the level of foreign earnings for 2004, believe FSP No. 109-2 would not have a material impact on its financial position, results of operations or cash flows.

The reconciliation of income tax on continuing operations computed at the United States federal statutory tax rate of 34% to income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31
	2004	2003	2002
Tax (benefit) at the United States statutory rate	$(562)	$(428)	$(553)
State income tax (benefit) net of federal benefit	(60)	(46)	(59)
Other permanent differences, net	(3)	(23)	(69)
Valuation allowance adjustment	625	497	681

Total	$—	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (in thousands):

Deferred Tax Assets	2004	2003
Allowance for doubtful accounts	$41	$24
Inventory	351	237
Net operating loss carry forward	3,676	3,144
Depreciation	67	86
Intangible assets	297	316
Stock issued in exchange for services	321	321

	4,753	4,128

Valuation allowance	(4,753)	(4,128)

Total deferred tax asset, net	$—	$—

Realization of substantially all of the Company’s deferred tax asset at December 31, 2004 is not considered to be more likely than not and accordingly a $4,753,000 valuation allowance has been provided.

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2004, the Company has available net operating loss carryforwards of approximately $8,600,000 for U.S. purposes, expiring from 2018 through 2024.

12. COMMON STOCK

In June 2003, the Company distributed to the holders of its outstanding common stock (the “Warrant Dividend”), as of the record date of April 10, 2003, on a pro-rata basis, common stock purchase warrants to purchase one share of common stock for each share owned as of the record date (the “Warrants”). Warrants to purchase 5,984,000 shares were issued in the Warrant Dividend. The Warrant exercise period commenced on September 23, 2003, which is the date following the date of effectiveness of a registration statement registering the sale of the shares of common stock underlying the Warrants and expired under their terms on March 23, 2005. During the exercise period, no warrants were exercised.

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

Prior to August 2004, the Company’s common stock was listed on the Nasdaq SmallCap Market and was required to comply with the Nasdaq SmallCap Marketplace Rules. One of those rules required that the Company obtain shareholder approval of issuances of more than 20% of the Company’s outstanding shares of common stock before issuance. The Company’s 2002 private placement, in which shares of the Company’s authorized but unissued common stock equal to 24.8% of the Company’s then outstanding common stock were issued, did not comply with the Nasdaq Marketplace Rules. In order to correct the Company’s violation of the rule, the Company, effective January 16, 2003, with the consent of Nasdaq, exchanged 230,000 shares of common stock sold in the private placement for an equal number of the Company’s Series A preferred stock. The preferred stock was then automatically converted back into common stock upon the Company’s shareholders’ approval of the share issuances at a special shareholders’ meeting held on March 26, 2003.

In March 2002, the Company’s board of directors approved the conversion of $152,000 owed to the two principal shareholders into 190,000 shares of common stock . The conversion price was $.80 per share, based on the market price of the common stock at the time of the conversion.

Pursuant to two Financial Advisory Agreements signed in July 2002, the Company issued an aggregate of 200,000 shares of its common stock to Newbridge Securities Corporation and View Trade Securities Inc., in exchange for investment advisory services. The shares vested over a twelve month period as to 100,000 shares and over an eighteen

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

month period for the remaining 100,000 shares. The $176,000 estimated fair value of these shares at the date the Company committed to issue them was recorded as deferred compensation in the accompanying consolidated balance sheet and amortized to selling, general and administrative expenses during the eighteen month period in which the investment bankers agreed to provide services. At December 31, 2003, all shares had vested in accordance with the agreements.

13. STOCK OPTIONS

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

During 2004, the two principal shareholders, as employees, received an aggregate of 150,000 options at an exercise price of $0.90 vesting one-third upon the date of grant and one-third each upon the next two anniversaries of the date of grant, with a term of ten years. In 2004, 91,900 options exercisable at $0.90 per share were issued to employees. These options vest one-third upon the date of grant and one-third each upon the next two anniversaries of the date of grant, with a term of ten years.

During 2002, the Company granted options to purchase 75,000 shares of its common stock at an exercise price of $0.93 per share to its directors, vesting immediately with a term of ten years. During 2003, the Company granted options to purchase 75,000 shares of its common stock at an exercise price of $0.81 per share to its directors, vesting immediately with a term of ten years. During 2004, the Company granted options to purchase 75,000 shares of its common stock at an exercise price of $0.90 per share to its directors vesting immediately with a term of ten years.

Pursuant to a License Agreement signed in December 2003, the Company granted options to purchase 300,000 shares of its common stock to Daidone-Steffens LLC, at an exercise price of $0.90 per share. The options vest over a five year period, beginning on the date the licensed technology is transferred to the Company and a production line is installed. In accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” the value of the options will be determined on the measurement date, which is the earlier of the commitment date or the date at which the counterparty’s performance is complete, neither of which has occurred as of December 31, 2004. The license agreement and the related stock options were terminated in May 2005, prior to the attainment of a measurement date.

A summary of the status of the Company’s fixed stock option plan and non-plan options as of December 31, 2004, 2003 and 2002, and changes during the years then ended is presented below (in thousands, except exercise price per option):

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2004		DECEMBER 31, 2003		DECEMBER 31, 2002
	WEIGHTED AVERAGE EXERCISE		WEIGHTED AVERAGE EXERCISE		WEIGHTED AVERAGE EXERCISE
	SHARES	PRICE	SHARES	PRICE	SHARES	PRICE
Outstanding at beginning of year	2,652	$1.33	2,414	$1.44	1,993	$1.56
Granted	317	0.90	375	0.81	475	0.93
Exercised	—	—	—	—	—	—
Forfeited	(52)	1.08	(137)	1.79	(54)	1.72

Outstanding at end of year	2,917	$1.29	2,652	$1.33	2,414	$1.44

Options exercisable at year-end	2,667	$1.33	2,092	$1.42	1,969	$1.41

Weighted average fair value of options granted during the year		$0.90		$0.81		$0.93

The following table summarizes information about fixed stock options and non-plan options outstanding at December 31, 2004 (in thousands, except per share amounts):

	Number	Weighted-Average	Weighted-	Number	Weighted-
Range of Average	Outstanding at	Remaining	Average Exercise	Exercisable at	Average
Exercise Price	12/31/04	Contractual Life	Price	12/31/04	Exercise Price
$0.81 - $1.08	1,332	7.79	$0.91	1,082	$0.93
$1.47 - $2.13	1,585	4.54	$1.61	1,585	$1.61

	2,917			2,667

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Results for the quarterly periods in the years ended December 31, 2004 and 2003 are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except earnings per share)
2004:
Net Sales	$4,170	$3,330	$4,483	$3,772
Total operating expenses (A)	4,204	3,586	4,455	4,678
Income (loss) from operations	(34)	(256)	28	(906)
(Loss) from continuing operations	(97)	(317)	(31)	(1,208)
Basic and diluted net (loss) per share from continuing operations	$(.02)	$(.05)	$(.00)	$(.20)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except earnings per share)
2003:
Net Sales	$4,030	$3,663	$4,049	$3,964
Total operating expenses	3,963	3,995	4,154	4,368
Income (loss) from operations	67	(332)	(105)	(404)
Income (loss) from continuing operations	54	(334)	(135)	(843)
Basic and diluted net (loss) per share from continuing operations	.01	(.06)	(.02)	(.14)

(A)	During the fourth quarter of 2004, a provision of $366 was recorded for inventory obsolescence.

AESP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. TRANSITION DISCLOSURE FOR VARIABLE INTEREST ENTITIES

The Company has evaluated its relationship with AESP Ukraine (“Ukraine”), an entity created before February 1, 2003 and has determined that as of December 31, 2004, it is not a variable interest entity under the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (Revised December 2003) (Interpretation No. 46). Ukraine was a wholly-owned subsidiary, which the Company sold to a then thinly capitalized entity in January 2001. During the first quarter of 2004, the Company determined that it was the primary beneficiary (as defined in Interpretation No. 46) of Ukraine and as such, under Interpretation No. 46, Ukraine was a variable interest entity and the Company was required to consolidate Ukraine’s assets, liabilities and noncontrolling interests as of March 31, 2004 at their respective carrying values, as if it were a subsidiary of the Company. At that time, Ukraine was indebteded to the Company for trade accounts payable and a note, dating from the sale in 2001. Based on the Company’s quarterly review of the note receivable from the buyer of its former wholly-owned subsidiary, the Company believes it is probable that the note is not collectible. The Company’s assessment of the note’s collectibility is based, among other things, on a review of the buyer’s financial statements, collections received in 2004 and representations from the buyer on his financial wherewithal. Accordingly, the Company recorded a $222,000 impairment in 2004 and terminated the note. In exchange for terminating the balance of the loan, the parties agreed to a higher markup on our sales to this distributor, beginning in 2005. Based on the termination of the note and its restrictive covenants, this distributor is no longer considered to be a variable interest entity under the provisions of Interpretation No. 46 and was deconsolidated at December 31, 2004.

As of December 31, 2003, the Company recorded a $381,000 impairment against the note receivable, based on the Company’s then assessment that it was probable that the note was not fully collectible. The remaining balance was written off at December 31, 2004, as the note was cancelled effective December 2004.

The Company also considered whether RSB Holdings, Inc. (RSB), a related party, is a variable interest entity. RSB, which is owned by the Company’s principal shareholders, is the lessor on the Company’s corporate headquarters in Miami, Florida. Under the provisions of Interpretation No. 46, the Company has determined that RSB is not a variable interest entity.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2004
(In thousands)

		Additions
	Balance at	charged to
	beginning	cost and			Balance at
Description	of year	expenses	Other	Deductions	end of year
Allowance for doubtful accounts receivable:				(A)

Year ended December 31,
2004	$65	$50	$—	$9	$106
2003	66	6	—	7	65
2002	144	73	—	151	66

Valuation allowance on deferred tax assets:

Year ended December 31,
2004	$4,128	$625	$—	$—	$4,753
2003	3,631	497	—	—	4,128
2002	2,950	681	—	—	3,631

Valuation allowance for assets of business transferred under contractual arrangement:

Year ended December 31,
2004	$381	$—	$—	$381	$—
2003	—	381	—	—	381
2002	—	—	—	—	—

(A)	Represents accounts receivable written-off and note receivable terminated.

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
10.41	Agreement on Transfer of Ownership Interest concluded between Apron s.r.o. and AESP, Inc. dated March 4, 2005.

10.42	Assumption of Guarantee for Payment of Consideration for the Transfer of Ownership Interest between Ing. Ivo Kravacek and AESP, Inc. dated March 4, 2005.

10.43	Termination Agreement between Slav Stein and the Company.

10.44	Termination Agreement between Roman Briskin and the Company.

10.45	First Amendment to Account Transfer and Purchase Agreement dated March 23, 2004 between Marquette Commercial Finance, Inc. (formerly KBK Financial, Inc.) and the Company.

10.46	Second Amendment to Account Transfer and Purchase Agreement dated April 21, 2004 between Marquette Commercial Finance, Inc. (formerly KBK Financial, Inc.) and the Company.

10.47	Third Amendment to Account Transfer and Purchase Agreement dated August 12, 2004 between Marquette Commercial Finance, Inc. (formerly KBK Financial, Inc.) and the Company.

10.48	Fourth Amendment to Account Transfer and Purchase Agreement dated March 30, 2005 between Marquette Commercial Finance, Inc. (formerly KBK Financial, Inc.) and the Company.

10.49	First Amendment to Loan Agreement and Note, Waiver and Consent Dated April 28, 2005 between Bendes Investment Ltd., AESP, Inc., Slav Stein and Roman Briskin.

10.50	Termination Agreement, dated May 3, 2005, between Daidone-Steffens, LLC and the Company.

10.51	Termination Agreement, dated December 30, 2004, between the Company, Yuri Burshtein and AESP Ukraine.

21	List of Subsidiaries

31.1	Certification of Slav Stein, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John Wilkens, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Slav Stein, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John Wilkens, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.